Form 10QSB
period 1996-03-31
CHELSEA ATWATER INC /NV/
filed 1996-06-12
CIK 932127

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


    For Quarter Ended March 31, 1996             Commission File No. 0-25022


                             CHELSEA ATWATER, INC.
             (Exact name of Registrant as specified in its charter)


               NEVADA                                    72-1148906
    (State or other jurisdiction of                (I.R.S. Empl. Ident. No.)
    incorporation or organization)


    90 MADISON STREET, SUITE 707
          DENVER, COLORADO                                 80206
(Address of Principal Executive Offices)                (Zip Code)


                                (303) 355-3000
             (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for at least the past 90 days.

          YES   X           NO
              -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1996 are as follows:


             CLASS OF SECURITIES                SHARES OUTSTANDING
        -----------------------------           ------------------
        Common Stock, $.001 par value                 622,649


================================================================================

                                          INDEX


                                                                                                       PAGE OF
                                                                                                       REPORT
                                                                                                       -------
         PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         BALANCE SHEETS:

         As of March 31, 1996 (Unaudited) and December 31, 1995 ...............................        3

         STATEMENT OF OPERATIONS (UNAUDITED):

         For the three months ended March 31, 1996 and 1995
         and Cumulative from inception (April 4, 1989) through March 31, 1996 .................        4

         STATEMENTS OF CASH FLOWS (UNAUDITED):

         For the three months ended March 31, 1996 and 1995
         and Cumulative from inception (April 4, 1989) through March 31, 1996 .................        5

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED) ............................................        6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ............................        7


         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................................        8


         SIGNATURES ...........................................................................        8


                             CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                                Balance Sheets
                                 (Unaudited)


                                                    March 31,       Dec. 31,
                                                      1996            1995
                                                   -----------     ----------
                                   ASSETS

CURRENT ASSETS

  Cash                                                      0              0
                                                   -----------     ----------
   Total Current Assets                                     0              0


TOTAL ASSETS                                                0              0
                                                   -----------     ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Due to officer / director                            14,180         13,080
                                                   -----------     ----------
   Total  Liabilities                                  14,180         13,080
                                                   -----------     ----------


STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized; none issued                 0              0

  Common stock, $.001 par value; 50,000,000               622            597
   shares authorized, 622,649 shares issued and outstanding

  Additional paid-in capita                            22,363         19,923

  Deficit accumulated during the                      (37,165)       (33,600)
   development stage

 Total Stockholders' Equity                           (14,180)       (13,080)
                                                   -----------     ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                       0              0
                                                   -----------     ----------

                See accompanying notes to financial statements.

                            CHELSEA  ATWATER, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                                Cumulative from
                                  For The Three Months Ended,      inception
                                  ---------------------------    (Apr. 4, 1989)
                                   March 31,       March 31,         through
                                   ---------       ---------        March 31,
                                      1996            1995            1996
                                      ----            ----            ----

Revenues                                   0               0                0
                                   ---------       ---------        ---------

Costs and Expenses:

  Offering costs                           0               0           18,034
  General and administrative           3,565           1,340           19,131
                                   ---------       ---------        ---------
Total Expenses                         3,565           1,340           37,165

                                   ---------       ---------        ---------
Net Loss Incurred during              (3,565)         (1,340)         (37,165)
    Development Stage

Net Loss per common share       /1/   (Nil)-          (Nil)-            (0.06)
                                   ---------       ---------        ---------

Weighted average shares
    outstanding                      622,649         597,997          622,649
                                   ---------       ---------        ---------



/1/ Net loss per share is less than $.01 in each period presented.




                See accompanying notes to financial statements.

                             CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)



                                                                   For the Three months ended,      Cumulative from
                                                                            March  31,             inception (Apr. 4,
                                                                            ----------                1989)through
                                                                       1996            1995          March 31, 1996
                                                                   -----------     -----------     ------------------
Cash flow operating activities
  Net loss                                                              (3,565)         (1,340)               (37,165)

Adjustments to reconcile net loss to net                                     0               0                      0
   cash used by operating activities:

    Common stock issued for                                              2,465               0                  3,945
    out-of-pocket expenses

    Due to officer / director                                            1,100           1,340                 14,180


  Net cash provided by (used In)
   operating activities                                            -----------     -----------     ------------------
                                                                             0               0                (19,040)

Cash flow from investing activities
  Net cash provided by investing act                                         0               0                      0
                                                                   -----------     -----------     ------------------
Cash flows from financing activities
  Issuance of common stock                                                   0               0                 19,040
                                                                   -----------     -----------     ------------------

Net increase (decrease) in cash                                              0               0                      0
                                                                   -----------     -----------     ------------------

Cash and cash equivalents at beg. period                                     0               0                      0
                                                                   -----------     -----------     ------------------

Cash and cash equivalents at end of period                                   0               0                      0
                                                                   -----------     -----------     ------------------


                See accompanying notes to financial statements.

                             CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)



NOTE 1. Chelsea Atwater, Inc. ("Company") was incorporated in the State of Nevada on April 4, 1989. The Company was to obtain funding from a public offering in order to provide a vehicle to acquire or engage in one or more business opportunities believed by management to have a potential for profitability. The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE 2. During the fiscal year ended December 31, 1995, the Company incurred a net loss of $12,773 and had, as of that date, accumulated a deficit of $33,600. The Company had no operations during the first quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $3,565.

NOTE 3. Future working capital requirements are dependent on the Company's ability to attain profitable operations, to restructure its financing arrangements or capital structure, and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations, restructuring efforts, or whether the necessary alternative financing can be arranged.

NOTE 4. In September of 1994, the Company's shareholders approved at a special meeting an amendment to the Company's certificate of incorporation which effected a 1-for-10 reverse split of the Company's Common Stock. This action, which combined every ten Common Shares of the Company into one share, reduced the number of outstanding shares from 5,980,000 to 597,997 shares (some fractional shares were lost) and reduced the number of authorized shares from 50,000,000 to 5,000,000. The shareholders also approved at that meeting a proposal to, immediately following the reverse split, increase the number of authorized shares to 50,000,000 and increase the par value to the original $.001 per share.

NOTE 5. Loss per common share is based on the weighted average number of common shares outstanding during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Business. Chelsea Atwater, Inc., a Nevada corporation ("Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception.

         The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

         Financial Condition. During the quarter ended March 31, 1996 (first quarter of this year), the Company had no revenues and did not have operations. Expenses for this period were minimal, resulting in a loss of $3,565. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $37,165.

         Liquidity and Capital Resources. The Company had no cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

    In regard to a proposed acquisition, the Company anticipates requiring the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, at the least postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit.

    The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering, in any event. This inability to raise funds could negatively affect the Company's realization of its business purpose.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.  NONE.

         (b)   Reports on Form 8-K.  NONE.


                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: June 10, 1996

                                CHELSEA ATWATER, INC.



                                By /s/ JOHN D. BRASHER, JR.
                                   --------------------------------------------
                                   John D. Brasher Jr., Chief Executive Officer
                                   and Chief Financial Officer