Form 10QSB/A
period 1996-03-31
CHELSEA ATWATER INC /NV/
filed 1996-08-02
CIK 932127

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A


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

                YES  X                 NO
                    ---                   ---

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1996 are as follows:

          CLASS OF SECURITIES                  SHARES OUTSTANDING
     -----------------------------             ------------------
     Common Stock, $.001 par value                  622,649

================================================================================

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

       (a)     Exhibits. Exhibit 27.

       (b)     Reports on Form 8-K. NONE.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this Report of Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 1, 1996

                          CHELSEA ATWATER, INC.



                          By    /s/ John D. Brasher Jr.
                            -----------------------------------------------
                               John D. Brasher Jr., Chief Executive Officer
                               and Chief Financial Officer