Form 10-Q
period 1996-06-30
CHELSEA ATWATER INC /NV/
filed 1996-08-20
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For Quarter Ended June 30, 1996              Commission File No. 0-25022


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

                                  Yes X    No

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1996 are as follows:


      Class of Securities                                Shares Outstanding
 Common Stock, $.001 par value                                622,649

                                      INDEX
                                                                         Page of
                                                                          Report

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

     Balance Sheets:

     As of June 30, 1996 (Unaudited) and December 31, 1995 ................... 3

     Statement of Operations (Unaudited):

     For the six months ended June 30, 1996 and 1995
     and Cumulative from inception (April 4, 1989) through June 30, 1996...... 4

     Statements of Cash Flows (Unaudited):

     For the six months ended June 30, 1996 and 1995
     and Cumulative from inception (April 4, 1989) through June 30, 1996...... 5

     Notes to Financial Statements (Unaudited) ............................... 6


Item 2. Management's Discussion and Analysis or Plan of Operation ............ 7


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ..................................... 8


            Signatures ....................................................... 8

                              CHELSEA ATWATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                           June 30,    Dec. 31,
                                                             1996       1995
          ASSETS                                           -------     -------

CURRENT ASSETS
     Cash ............................................           0           0
                                                           -------     -------
       Total Current Assets ..........................           0           0

TOTAL ASSETS .........................................           0           0
                                                           -------     -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Due to officer / director .......................      14,778      13,080
                                                           -------     -------
        Total  Liabilities ...........................      14,778      13,080
                                                           -------     -------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000 .....           0           0
shares authorized; none issued
     Common stock, $.001 par value; 50,000,000 .......         622         597
shares authorized, 622,649 shares  issued
and outstanding
     Additional paid-in capital ......................      22,363      19,923
     Deficit accumulated during the ..................     (37,763)    (33,600)
development stage
   Total  Stockholders' Equity .......................     (14,778)    (13,080)
                                                           -------     -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...............................           0           0
                                                           -------     -------



                 See accompanying notes to financial statements.

                              CHELSEA ATWATER, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                      Cumulative
                                                                          from
                                                                       inception
                                                                        (Apr. 4,
                                                                          1989)
                                         For The Six Months Ended,       through
                                           June 30,      June 30,       June 30,
                                             1996          1995           1996
                                            -------      --------      --------
Revenues .............................            0             0             0
                                           --------      --------      --------

Costs and Expenses:
     Offering costs ..................            0             0        18,034
     General and administrative ......        4,163         8,840        19,729
  Total Expenses .....................        4,163         8,840        37,763

Net Loss Incurred during .............       (4,163)       (8,840)      (37,763)
Development Stage
                                           --------      --------      --------

Net Loss per common share (1) ........       (Nil)-        (Nil)-         (0.06)
                                           --------      --------      --------

Weighted average shares ..............      622,649       597,997       622,649
outstanding
                                           --------      --------      --------


(1) Net loss per share is less than $.01 in each period presented.


                 See accompanying notes to financial statements.

                              CHELSEA ATWATER, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                Cumulative
                                                                          from
                                                                       inception
                                                                        (Apr. 4,
                                                     For The Six          1989)
                                                    Months Ended,       through
                                                       June 30,         June 30,
                                                  1996          1995      1996
                                                  -------    -------    -------
Cash flow operating activities

     Net loss .................................    (4,163)    (8,840)   (37,763)

     Adjustments to reconcile net loss to .....         0          0          0
       net cash used by operating activities:

          Common stock issued for .............     2,465          0      3,945
            out-of-pocket expenses

          Due to officer / director ...........     1,698      8,840     14,778

     Net cash provided by (used In)
       operating activities ...................         0          0    (19,040)

Cash flow from investing activities
     Net cash provided by investing act .......         0          0          0
                                                  -------    -------    -------

Cash flows from financing activities
     Issuance of common stock .................         0          0     19,040
                                                  -------    -------    -------

Net increase (decrease) in cash ...............         0          0          0
                                                  -------    -------    -------

Cash and cash equivalents at beg ..............         0          0          0
period
                                                  -------    -------    -------

Cash and cash equivalents at end of ...........         0          0          0
period
                                                  -------    -------    -------




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

Note 2.

     During the fiscal year ended December 31, 1995, the Company incurred a net loss of $12,773 and had, as of that date, accumulated a deficit of $33,600. The Company had no operations during the second quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $598.

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

Subsequent to quarter ended June 30, 1996, the Company effected a 5-for-1 forward split of the Company's common stock, $.001 par value per share, which had the effect of changing each share of common stock existing immediately prior to the split into five (5) shares of the Company's common stock following the split. The forward split increased the number of the Company's authorized common shares from 50,000,000 to 250,000,000 and increased the number of issued and outstanding common shares (as of July 12, 1996) from 847,656 to 4,308,280. The authorized preferred shares of the Company, the terms and preferences of which have not been designated by the board of directors, were not affected by the forward split.

On July 12, 1996, the Company entered into and consummated an Asset Purchase Agreement ("Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to the Company certain rights which Casino PLC held under an Option to Purchase and a Management Agreement, both dated June 26, 1996, between Casino PLC and E.V.A. LIMITED, a limited liability company organized in St. Vincent and the Genadines (British West Indies) under the provisions of the Companies Act, Chapter 219.

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

     Financial Condition. During the quarter ended June 30, 1996 (second quarter of this year), the Company had no revenues and did not have operations. Expenses for this period were minimal, resulting in a loss of $598. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $37,763.

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

          (a)   Exhibits.  Exhibit 27 - Financial Data Schedule.

          (b)   Reports on Form 8-K.  NONE.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 15, 1996
                                        CHELSEA ATWATER, INC.



                                        By: /s/ John D. Brasher Jr.
                                           ------------------------
                                           John D. Brasher Jr.,
                                           Chief Executive Officer
                                           and Chief Financial Officer