Form 10QSB
period 1996-09-30
CHELSEA ATWATER INC /NV/
filed 1996-11-20
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996                 Commission File No. 0-25022


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

                     Yes   __X__           No  _____

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 1996 are as follows:


      Class of Securities                                  Shares Outstanding
 Common Stock, $.001 par value                                  4,308,280

                                      INDEX
                                                                         Page of
                                                                          Report

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 1996 (Unaudited) and
            December 31, 1995 .............................................. 3

            Statement of Operations (Unaudited):

            For the nine months ended September 30, 1996
            and 1995 and Cumulative from inception
            (April 4, 1989) through September 30, 1996...................... 4

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 1996
            and 1995 and Cumulative from inception
            (April 4, 1989) through September 30, 1996...................... 5

            Notes to Financial Statements (Unaudited) ...................... 6


Item 2.     Management's Discussion and Analysis or Plan
            of Operation ................................................... 7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ............................... 8


            Signatures ..................................................... 8

                             CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                     Sept. 30,    Dec. 31,
                                                       1996        1995
                  ASSETS                               ----        ----
CURRENT ASSETS
     Cash ......................................             0           0
                                                     ---------   ---------
       Total Current Assets ....................             0           0

TOTAL ASSETS ...................................             0           0
                                                     ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Due to officer / director .................        20,507      13,080
                                                     ---------   ---------
        Total  Liabilities .....................        20,507      13,080
                                                     ---------   ---------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000             0           0
shares authorized; none issued
     Common stock, $.001 par value; 250,000,000          4,308         597
     shares authized, 4,3,8,280 shares issued
     and outstanding
     Additional paid-in capital ................        18,677      19,923
     Deficit accumulated during the ............       (43,492)    (33,600)
      development
   Total  Stockholders' Equity .................       (20,507)    (13,080)
                                                     ---------   ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .........................             0           0

                See accompanying notes to financial statements.

                            CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                   (Unaudited)
                                                                 Cumulative from
                                                                     inception
                                                                  (Apr. 4, 1989)
                                   For The Nine Months Ended,         through
                                      Sept.30,    Sept. 30,          Sept. 30,
                                        1996        1995                1996
                                        ----        ----                ----
Revenues ...........................         0           0                 0

Costs and Expenses:
     Offering costs ................         0           0            18,034
     General and administrative ....     9,892       9,040            25,458
                                      ---------     -------        ---------
  Total Expenses ...................     9,892       9,040            43,492
                                      ---------     -------        ---------
Net Loss Incurred during Development    (9,892)     (9,040)          (43,492)
   Stage
                                      ---------     -------        ---------
Net Loss per common share ..........1    (Nil)-      (Nil)-            (0.02)
                                      ---------     -------        ---------
Weighted average shares outstanding   1,851,315     597,997        1,851,315
                                      ---------     -------        ---------

1    Net loss per share is less than $.01 in each period presented.

                See accompanying notes to financial statements.

                             CHELSEA ATWATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                                            Cumulative from
                                              For the Nine months ended,   inception (Apr. 4,
                                                      Sept.  30,             1989) through
                                                 1996          1995          Sept. 30, 1996
                                                 ----          ----          --------------
Cash flow operating activities
     Net loss ...............................   (9,892)       (9,040)           (43,492)
     Adjustments to reconcile net loss to net        0             0                  0
       cash used by operating activities
          Common stock issued for ...........    2,465             0              3,945
            out-of-pocket expenses
          Due to officer / director .........    7,427         9,040             20,507
                                                 -----         -----             ------
     Net cash provided by (used In)
       operating activities .................        0             0            (19,040)
                                                 -----         -----             ------
Cash flow from investing activities
     Net cash provided by investing act              0             0                  0
                                                 -----         -----             ------

Cash flows from financing activities
     Issuance of common stock ...............        0             0             19,040
                                                 -----         -----             ------

Net increase (decrease) in cash  ............        0             0                  0
                                                 -----         -----             ------

Cash and cash equivalents at beg. period ....        0             0                  0
                                                 -----         -----             ------

Cash and cash equivalents at end of period ..        0             0                  0
                                                 -----         -----             ------

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

Note 2. During the fiscal year ended December 31, 1995, the Company incurred a net loss of $12,773 and had, as of that date, accumulated a deficit of $33,600. The Company had no operations during the third quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $5,729.

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

     Subsequent to quarter ended June 30, 1996, the Company effected a 5-for-1 forward split of the Company's common stock, $.001 par value per share, which had the effect of changing each share of common stock existing immediately prior to the split into five (5) shares of the Company's common stock following the split. The forward split increased the number of the Company's authorized common shares from 50,000,000 to 250,000,000 and increased the number of issued and outstanding common shares (as of July 12, 1996) from 847,656 to 4,308,280. The authorized preferred shares of the Company, the terms and preferences of which have not been designated by the board of directors, were not affected by the forward split. Shareholder approval for the split was not required under Nevada law and was not sought.

Note 5. On July 12, 1996, the Company entered into and consummated an Asset Purchase Agreement ("Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to the
     Company certain rights which Casino PLC held under an Option to Purchase and a Management Agreement, both dated June 26, 1996, between Casino PLC and E.V.A. LIMITED, a limited liability company organized in St. Vincent and the Grenadines (British West Indies) under the provisions of the Companies Act, Chapter 219. The Company issued an aggregate of 1,195,035 shares (post- split) of its common stock in reliance upon Regulation S under the Act in order to make the acquisition.

     The Company's board of directors determined in September of 1996 to cancel and rescind the Asset Purchase Agreement with Casino PLC due to breaches of the agreement by Casino PLC or others and because of the failure or inaccuracy of certain representations and warranties in that agreement. Subsequent to the end of the calendar quarter, the Company cancelled that agreement and cancelled the 1,195,035 shares issued to Casino PLC and its shareholders. Those shares are therefore no longer reflected as being issued or outstanding on the Company's stock transfer ledger.

Note 6. Counsel to the Company (Mr. Brasher, who is also the Chairman, Chief Executive and Financial Officer and President of the Company) has not yet submitted a bill to the Company for legal services rendered or expenses incurred or advanced on the Company's behalf through September 30, 1996. The foregoing interim financial statements thus do not give effect to such bills, which Mr. Brasher has estimated will be not less than US$30,000.

Note 7. Loss per common share is based on the weighted average number of common shares outstanding during the period.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

            Business. Chelsea Atwater, Inc., a Nevada corporation ("Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. Effective November 8, 1996, the Company entered into an Exchange Agreement with E.V.A. Limited, a limited liability company organized in St. Vincent and the Grenadines under the provisions of the Companies Act, Chapter 219 ("EVA"), and the shareholders of EVA, whereby the Company will acquire all of the issued and outstanding capital stock of EVA and is obligated to issue to the EVA shareholders (i) the Company's promissory notes for an aggregate of US$200,000, less certain deductions for expense items such as unpaid bills and taxes, which the Company believes will amount to at least US$65,000, (ii) 500,000 shares of the Company's common stock, and (iii) warrants to purchase an additional 500,000 common shares of the Company's common stock at US$2.75 per share, subject to certain adjustments. This agreement will be reported in more detail in a subsequent report on Form 8-K. Such notes, stock and warrants have not yet been issued.

            Financial Condition. During the quarter ended September 30, 1996 (third quarter of this year), the Company had no revenues and did not have operations other than its attempts to acquire the outstanding shares of E.V.A. Limited, a St. Vincent limited liability company, and the execution of the Asset Purchase Agreement with Casino PLC. Expenses for this period resulted in a loss of $5,729. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $43,492.

            Liquidity and Capital Resources. The Company had no cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Offices are provided without charge to the Company by its Chairman. However, the Company will in any event incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants. The operations of EVA will required substantial cash amounting to at least US$100,000, which the Company will have to raise in the form of an equity financing. The source of this funding is not assured, though management believes it will not be difficult to raise, nor is the timing of such funding certain.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits.  Exhibit 27 - Financial Data Schedule.

            (b)   Reports on Form 8-K.

            Report on Form 8-K dated July 12, 1996 (acquisition, stock split)

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 20, 1996
                              CHELSEA ATWATER, INC.





                                    By /s/ John D. Brasher Jr.
                                    --------------------------
                                    John D. Brasher Jr., Chief Executive Officer
                                    and Chief Financial Officer