Form 10KSB
period 1996-12-31
CERX ENTERTAINMENT CORP
filed 1997-04-15
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For year ended December 31, 1996                Commission File No. 0-25022


                          CERX ENTERTANMENT CORPORATION
                          (Exact name of registrant as
                            specified in its charter)

            NEVADA                                       72-1148906
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  90 Madison Street, Suite 707
      Denver, Colorado 80206                           (303) 355-3350
(Address of Principal's Executive Offices)        (Registrant's Telephone No.
                                                       incl. area code)

 Securities registered pursuant to
    Section 12(b) of the Act:                               NONE

 Securities registered pursuant to
    Section 12(g) of the Act:                   Common stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
         Yes   X     No

         Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes   X     No

         The registrant's revenues for its most recent year were nil.

         The aggregate market value of the 1,772,985 shares of common stock of the registrant held by non-affiliates on December 31, 1996 was not determinable.

         At February 28, 1997, a total of 4,952,838 shares of common stock were outstanding.



                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business ..................................................................................      2
Item 2.  Description of Property ..................................................................................     16
Item 3.  Legal Proceedings ........................................................................................     16
Item 4.  Submission of Matters to a Vote of Security Holders ......................................................     16

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ................................     16
Item 6.  Management's Discussion and Analysis or Plan of Operation.................................................     16
Item 7.  Financial Statements .....................................................................................     19
Item 8.  Changes in and Disagreements with Accountants
                             on Accounting and Financial Disclosure ...............................................     19

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                             Compliance with Section 16(a) of the Exchange Act ....................................     19
Item 10. Executive Compensation ...................................................................................     20
Item 11. Security Ownership of Certain Beneficial Owners and Management ...........................................     21
Item 12. Certain Relationships and Related Transactions ...........................................................     22

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K .........................................................................     23

                           Index to Financial Statements ..........................................................     25

                           Financial Statements .................................................................      F-1




                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

The Company

      Cerx Entertainment Corporation ("Cerx" or the "Company") was incorporated in the State of Nevada on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation. Until the third quarter of 1996, when it unsuccessfully attempted to acquire a foreign casino management company for stock and cash, Cerx had extremely limited operations. Cerx's efforts at this time are concentrated upon raising capital to execute its business plan to become the premier operator of entertainment networks on the Internet, including networks for kids, news, sports, gaming and general entertainment.

      Cerx's principal executive offices are located at 90 Madison Street, Suite 707, Denver, Colorado 80206. Its telephone number there is (303) 355-3350, and its facsimile number is (303) 355-3063.

Forward-Looking Information

      This report contains certain forward-looking statements and information relating to Cerx that are based on the beliefs of Cerx's management as well as assumptions made by and information currently available to Cerx's management. When used in this registration statement, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to Cerx or Cerx's management, are intended to identify forward-looking statements. Such statements reflect management's current view of Cerx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Cerx's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, such planned offerings and technologies, third party technologies which render Cerx's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which Cerx's business ultimately is built. Cerx does not intend to update these forward-looking statements.

                               GENERAL BACKGROUND

Glossary of Technical Terms

      The following terms used in this report have the meanings below:

      BANDWIDTH - the capacity of a network or data connection for the transmission of data, images and sound over a line, measured in bits per second. The higher the capacity, the higher the bandwidth, and the faster the information moves through the line. Bandwidth is the major concern on the Internet as more audio and video are transmitted and take up more bandwidth, slowing transmissions.

      BROWSER - a software application that lets users download World Wide Web pages and view them on their computers and lets users navigate among Web pages by clicking links.

      BYTE - Equal to 7 or 8 bits, a byte stores a single character of data such as the letter A.

      CHAT - Live communication over the Internet or an online service. As one person transmits text it appears almost instantly on the screens of other participants in the "chat" room. Chat rooms are available on the online services or through the Internet Relay Chat Service.

      COMPRESSION - A process of using special software to compress data so that it takes up less space on storage media and can be transmitted faster between computers.

      DECOMPRESSION - The process of restoring compressed data to its original form using software that recognizes the format of the compressed file.

      DOWNLOAD - To retrieve an application or file from another computer through a network connection or modem.

      E-MAIL (electronic mail) - Text messages sent through a network to a specified individual or group. E-mail messages can carry attached files so that one can, for example, send word processing files or graphics between computers.

      ENCRYPTION - Encoding a file to prevent anyone except the intended recipient from accessing the contents, readable only with the encryption key to the code.

      FIREWALL - Software or hardware that limits certain kinds of access to a computer from a network or other outside source for security reasons, to protect information from or to prevent manipulation by a hacker.

      HACKER - Computer jargon for a highly sophisticated computer user capable of electronically breaking into other computer systems to do damage, steal secrets or manipulate computer processes or results.

      HOME PAGE - The name for the main page in a Web site where users can find hyperlinks to other Web pages in the same Web site.

      HTML (Hypertext Markup Language) - A language used to create electronic documents, especially pages on the World Wide Web, that contain connections called hyperlinks.

      HYPERLINK - An icon, graphic or word in a file that, when clicked on with the mouse, automatically opens another file for viewing. World Wide Web sites often include hyperlinks that display related Web pages when selected by the user.

      INTERNET - A global network linking millions of computers. The World Wide Web and E-mail are the most popular applications on the Internet. The Internet actually is a network of networks. The World Wide Web is a portion of the Internet.

      INTERNET TERMINAL - a portable computer-based device, such as the Zenith Web-TV, specifically designed to access the Internet or the World Wide Web but lacking many capabilities of personal computers. Also referred to as a Web Terminal, Net Computer, Internet PC, Internet Appliance, Browser Box, Internet Box and by similar names. A number of companies such as Zenith and Phillips have brought out Internet Terminals priced at a few hundred dollars.

      ISDN (Integrated Services Digital Network) - ISDN lines are special high-speed lines obtained from a telephone company that transfer data 128 kilobytes per second, much faster than standard phone lines. They are more expensive than standard phone lines and mostly available only in areas with a large business base.

      ISP (Internet Service Provider) - An organization that lets users dial into its computers to connect to its Internet link for a fee. There are local ISP's with local-access telephone numbers and national ISP's with local-access numbers around the country. ISP's are unlike online services in that they typically do not provide any content, just access to the Internet.

      JAVA - A programming language designed by Sun Microsystems to write programs that can be downloaded from the Internet to any computer with a Java interpreter and immediately run. Using small Java applications (called applets), World Wide Web pages can include functions such as animation and calculators.

      KILOBYTE (Kb) - Equal to 1,024 bytes, or space enough to store 1,000 characters of information.

      MEGABYTE (Mb) - A common measurement of computer storage (hard drives, memory, etc.) capacity equalling approximately one million bytes. Also called a "meg".

      MODEM - Acronym for modulator/demodulator. The device that lets a computer transmit and receive information over telephone lines by converting digital data from computers into analog data that can be transmitted over phone lines. The opposite process takes place on the receiving end. Modems are the primary way most computer users connect to outside networks such as the Internet.

      NETWORK - A set of conjoined computers that can share storage devices, peripherals and applications. Networks may be connected by cables, telephone lines or satellites. Networks can be part of a small-office system or a global network of other networks.

      OLD MEDIA - long established media, principally radio, television and newspapers and other print media.

      ONLINE - A state in which a computer is interacting with an online service or the Internet. For example, users go online to check their E-mail. ONLINE SERVICE means a commercial service (ex: America Online, Compuserve and Prodigy) that provides access to such online features as electronic mail, news services and the World Wide Web for a monthly fee.

      PLUG-IN - Plug-ins are special software utilities that can be downloaded from the Internet. Certain Web sites contain graphics, video music and sounds that can only be properly heard or viewed real-time when the necessary plug-ins are installed on the user's computer. Plug-in examples include Shockwave, QuickTime and RealAudio.

      ROUTER - A software program or a computer that forwards a data packet towards its final destination; a data packet may travel through several routers before finishing its journey.

      URL (Universal Resource Locator) - The address of a Web site. An example of a URL for a Web site is http://www.cerx.net.

      WEB SITE - a site on the World Wide Web with its own unique address (URL) consisting of a series of interconnected Web pages. A Web page can contain text, graphics, sound, and moving, changing images, and can have hyperlinks back to other Web pages in the site, other Web sites or other Internet sites.

      WORLD WIDE WEB (or WEB) - A vast, global system of electronic documents (Web sites) accessible on the Internet that can feature text, graphics, video and audio data, consisting of many millions of Web pages. The Web is characterized by its use of hyperlinks.

The Internet and the World Wide Web

      The Internet is a global collection (network) of computer networks, linking millions of public and private computers around the world. Historically, the Internet was used by academic institutions and government agencies to exchange information and send and receive electronic mail. A number of factors, including the proliferation of communication- enabled personal computers, the availability of intuitive, graphical software and wide accessibility to an increasingly robust network infrastructure, have allowed widespread access to the Internet at a rapidly declining cost and have facilitated the emergence of the World Wide Web ("Web"), a client-server system of hyper-linked, multimedia databases. The Web and electronic mail are by the far the two most popular uses of the Internet.

      In 1992, the World Wide Web was released and became available to the public as part of the Internet, although it was not until 1993 that the first Web "browser" - software that allows a user to easily and quickly navigate the Web using simple Web addresses - became available. The Web enables non-technical users to easily access information on the Internet and enables individuals or organizations to offer textual, graphical and other information directly to end-users.

      Historically, the Internet has been accessible only through personal computers. Recently, several companies have released television set-top Internet terminals such as the "Web TV" designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a more expensive personal computer. Using these access boxes, the television screen, with its high resolution, becomes the monitor. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. While no assurance can be given, these new set-top products are expected to greatly increase the number of people who access the Internet. The potential is especially great in places such as Europe, where factors such as high computer prices and the difficulty and expense of arranging Internet access, make it more difficult to achieve Internet access than in the United States. Cerx believes that the advent of set-top Internet terminals will further facilitate the rapid growth of the Internet, although their ultimate importance in Internet commerce cannot yet be predicted.

      In recent years the Web has experienced an astonishing increase in the number of individual users. International Data Corporation ("IDC") has estimated that the number of Internet users worldwide will reach approximately 200 million by the end of 1999, from approximately 56 million at the end of 1995; and an October 1996 CommerceNet/Nielsen Internet Demographics Survey indicated that approximately 50.6 million people in the U.S. and Canada (one out of four persons age 16 or older) had used the Web during the three month period prior to the survey. New media guru Nicholas Negroponte, founder and director of Massachusetts Institute of Technology's Media Lab and a cofounder of Wired Magazine, says in his 1996 book BEING DIGITAL that the number of Internet users in 2000 will approximate 1 billion.
Negroponte also states in the book that the Internet is growing at 10% per month.

      The rapidly increasing number of Web users and ubiquitous access to the Web, both in the United States and internationally, have resulted in the emergence of the Web as a new mass communications medium. The minimal cost required to publish content on the Web, relative to traditional publishing methods, has resulted in an explosion of Web-based content, including online magazines, news feeds and games, as well as a wealth of product, educational, entertainment and political information. But for all its reach and power, the Web lacks any internal organization or governing authority, thus with the Internet's growth has come a certain amount of chaos. For example, WIRED MAGAZINE's March 1997 issue reports there are 150 million World Wide Web pages and predicts that by year 2000 there will be 1 billion Web pages. Web sites which are not sponsored by huge companies or which do not somehow become popular through word-of-mouth are for the most part simply lost in the clutter. Emphasizing this fact, the same WIRED MAGAZINE article also reports that 50% of Web users don't really "surf" the Internet but visit the same Web sites over and over. For this reason, Cerx believes that one of the most profitable niches in Internet commerce will be to organize and present entertainment offerings for people, just as television networks have done for half a century.

      The emergence of the Web also has created major opportunities for companies to advertise and promote their products and services in a targeted, interactive and multimedia environment.

The World Wide Web Digital Economy

      GENERALLY. The term "digital economy" encompasses the use of the World Wide Web for marketing, advertising and selling goods and services. The ability to use the Web for marketing and advertising results from the power to communicate information through the Internet to a large number of individuals, businesses and other entities. The ability to use the Web to consummate sales and other commercial transactions results from the power to conduct secure two-way communication over the Internet, from merchant to buyer and from buyer to merchant.

      The largest companies on the planet are eyeing the digital economy, which now approximates $1 billion annually, according to some published estimates. The following table of statistics and projections predicts a rate of growth for the digital economy from 1996 to 2000 well in excess of 1000%.

      Selected Internet statistics and projections (in millions)

                                   1995        1996        1997          2000
                                   ----        ----        ----          ----

Internet advertising revenues      $ 80        $343       $1,100       $ 5,000
Sales of goods and services
  on the Internet                  $450        $800       $1,500       $10,000

      Sources: e-land, Jupiter Communications, Forrester Research

      Importantly, the digital economy is estimated to be $15 billion by year 2000, and this projection does not include Internet gambling, which published reports have estimated at $10 to $20 billion by year 2000. Such projections, even if substantially realized, in no way assure that Cerx or any other Web-based business will be successful or profitable or obtain any significant share of the Web market targeted. It also bears noting that no two Internet analysts agree on future projections or even on current Internet statistics, which vary tremendously.

      The cost of marketing goods and services on the Web is significantly lower than traditional methods of marketing, such as catalog sales, direct mail or television advertising. On the other hand, Web marketing and advertising remain largely unperfected arts that generally are not yet as effective as some traditional forms of marketing and advertising. Marketing and advertising on the Web, however, may be especially advantageous for smaller companies because of the ease and relatively low cost of entry.

     ADVERTISING. Advertisers have identified the Web as a means for mass communication of their messages, similar in many respects to the use of advertising in traditional media such as television and radio broadcasting and print publishing. As the foregoing table indicates, published reports have projected advertising revenues on the Internet to reach $5 billion by year 2000. Yet impressive as this number is, it would represent approximately only 1% of projected advertising expenditures in traditional print, television and radio broadcast media by the end of the decade, according to published industry estimates.

      Advertisers also have recognized that Web-based advertising may be more effective in a number of respects than traditional media advertising. Because the Web involves "point-to-point" communication between a server and client that is requested by the user, rather than broad indiscriminate distribution of messages, the Web offers the potential for advertisers to present messages to specific, self-selected audiences, and to enable users to interact with advertising information presented in Web pages. This characteristic of the Web also permits advertisers to measure more precisely the number of impressions, or times that an advertisement appears in page views downloaded by users, through verification by an independent third party auditor such as Nielsen I/PRO (Internet Profiles Corporation). Advertisers can also measure the effectiveness of advertising in generating "click-through," or user requests for additional information made by click on the advertiser's banner linking the user to the advertiser's Web site.

      Cerx believes that increases in transmission bandwidth through higher speed Internet connections, and wider adoption of advanced content delivery technologies for the Web, such as Java, VRML and other multimedia enabling technologies, will increase the functionality of advertising, and will make the Web an even more attractive advertising medium. Cerx also believes that technological developments may result in greater ability to provide information and analysis about the effectiveness of Web advertising, the demographic profiles of users, as well as the capability for advertisers to frequently modify and more closely tailor their messages. This should result in more targeted, higher impact advertising opportunities, and greater integration of Web-based advertising into the range of marketing options available to advertisers.

                             BUSINESS OF THE COMPANY

Planned Cerx Entertainment Networks

      Cerx  plans  upon  receipt  of  adequate   funding  to  begin  design  and
construction of interactive entertainment and information networks on the World Wide Web, as described below.

     CERX WORLD INTERACTIVE NETWORK ("CWIN"). CWIN is intended to be the crown jewel of Cerx entertainment networks, providing a dynamic, high-performance platform for entertainment offerings, interactive games and other interactive diversions. Cerx is not aware of any similar planned or existing entertainment network on the Web, although there are several Web sites that feature entertainment which overlaps with entertainment offerings planned by Cerx. The existing Web sites of which Cerx is aware are not directly competitive with the entertainment offerings planned by Cerx and are operated in a different manner, as primarily advertising-based sites.

      CERX SPORTS NETWORK (CSpN). Cerx believes that sports and sports-related entertainment is one of the fastest growing industries in the world and that, even in the face of all of the free offerings on the Web, users will pay for sports and sports-related entertainment. A sports oriented network featuring virtual sporting events where users will be able to participate at different levels - amateur, professional, manager or spectator. Eventually, the CSpN network will feature fantasy (rotisserie) sports leagues, where users can select and manage their own "dream" teams. Cerx also plans to enable members to engage in virtual interaction with historical sports figures. CSpN will feature a sports ticker allowing users to keep track of scores, injuries, trades, updates and upcoming events and general sports news. Cerx anticipates offering a broad spectrum of sports-related entertainment on CSpN. There are already sports networks on the Web, such as ESPNet, operated by cable sports network ESPN, which are similar to the CSpN network planned by Cerx, and which are also subscription-based on monthly or longer payment schedules. Because such Web sites may be operated by companies like ESPN with vastly greater resources and experience than Cerx will possess, Cerx anticipates that such other sports Web sites will pose serious competitive threats to the planned CSpN network.

      CERX KIDS NETWORK (Ckids). Cerx believes that there is huge market for compelling, interactive entertainment offerings for children. The Cerx Kids Network network is planned to consist of games, fantasy offerings, chat rooms and e-mail, news for kids, educational games and diversions, and much more. Cerx Kids Network will aim to entertain children and expand their minds with engaging interactive experiences. As is the case with sports, there are numerous Web sites targeted to children, including educational games and other types of interactive games. Cerx expects to encounter significant competition from other Web sites, some of which may be offer features as comprehensive or even more comprehensive than those planned by Cerx. Competitive Web sites may be operated by companies with vastly greater resources and experience than Cerx will possess. Programming entertainment for children poses the additional problem that children rarely have a free hand to subscribe to paid entertainment venues and must have parental approval, thus one significant competitive factor will be Cerx's ability to reach parents and convince them to subscribe to the Cerx Kids Network.

      CERX XTENDED NEWS NETWORK (CXNN). Cerx believes that the world is inundated with news that for the most part is designed for the convenience of the news propagators and does not serve user needs. Cerx plans to offer news on CXNN in a three-tiered arrangement. The first tier will be short highlights of the day's news, arranged logically and cross-referenced in a manner easy to navigate for user. The second tier will feature more in-depth articles for users wishing to pursue highlighted news items. The third tier will be an archive of news items allowing interested users to pursue topics of interest (ex: landmines in Bosnia) through an archive, or database, of existing news. CXNN is planned to include general news and financial news, as well as news on specific topics of interest to the larger population. CXNN will probably be the last of the networks implemented by Cerx, due to the costs of generating or buying news text and the cost of acquiring rights to databases of archived news material. While Cerx believes it will be able to license news material, there is no assurance it will be successful, and its failure to obtain the required news from news organizations would make CXNN uneconomical and not feasible.

      CERX GAMING NETWORK (CGN). CGN plans to offer traditional casino games (blackjack, baccarat, chemin de fer, poker, slot machines, roulette and perhaps craps) and custom games. Cerx believes that traditional casino-style games such as slot machines will not attract young gamblers, and that it will be necessary to offer to young persons games that are more similar to the types of interactive games to which they are accustomed and with which they have grown up. All CGN games will be fully interactive, easy and fast to play, featuring hot colors, gorgeous graphics and appropriate casino or other action sounds. CGN may also will offer a virtual sportsbook for sportsbettors, featuring betting on professional and amateur sports, horse and car racing, and other sports. Credit will not be extended, and each gambler will be required to post a deposit and play against the deposit until exhausted, when the deposit must be refreshed. Cerx intends to realize revenues from gambling operations and from interest earned upon from deposits posted by gamblers. As is the case with other planned Cerx networks, CGN may host third party gaming offerings on a revenue-splitting basis. Gamblers will post deposits by cash advance against credit cards, by cash payments or other means, including various Internet services which facilitate cash handling and payments, such as Cybercash.

      Although many firms have announced an interest in operating virtual casinos on the Web, the ballyhooed "goldrush" to set up Web casinos has not materialized for many reasons, principally including legal and regulatory issues, the inability to operate virtual casinos from sites located in the United States, the availability and cost of Internet bandwidth, and development and programming costs. See "Gaming-Related Regulation" below. Only a very few virtual Web casinos now exist, and none operate on the scale planned by Cerx. Because the many Web casino sites predicted have not come to be, and because no major gaming companies have yet entered the Web casino business, Cerx management believes that it is possible for a single company to obtain a significant share of the Internet gaming market, providing the gambling Web sites offered are fun and compelling. It is currently anticipated that persons present in the United States will not be allowed to gamble for money on CGN, but Cerx may offer Web sites on which persons in the United States will be allowed to gamble for money on games considered to be games of skill, not games of chance. Cerx does not intend to conduct gambling for money or other value in the United States or available to persons in the United States unless satisfied that it is lawful to do so.

Planned Network Operation

     WIRED MAGAZINE reported in its March 1997 issue that there currently are 150 million Web pages on the Internet, a number estimated to grow by year 2000 to 1 billion Web pages. Cerx believes that this very clutter and overload makes the Web ripe for organization of game software, entertainment offerings, news and other information, and other goods and services on the Web into coherent networks that are roughly analogous to existing television networks and therefore familiar to users. Cerx management believes that the "Web public" will respond positively to and pay for access to and use of entertainment and information networks on the Web that feature content-rich and diverse offerings organized for the benefit of Web users, not of vendors and operators.

      Cerx management believes that the Web is a fundamentally different medium from its "old media" predecessors, meaning principally radio, television and print media. The Web is interactive and operates in a rich, multimedia environment. Cerx management anticipates that successful operators in the digital economy will succeed by observing the following guidelines and by focusing on empowering Web site users and facilitating meaningful communication between users. Cerx is designing its networks to incorporate the features and strategies below.

      1. Offerings on the Web must be coherently grouped into content-rich "virtual communities" organized around a uniting theme or specific focus, such as sports, games, news or the like. This organization is necessary to draw members with shared interests and needs.

      2. The Web site must feature a broad range of content (which will include vendor information and, eventually, advertisements) appealing not only to the interests and needs served by the Web site but also to related interests.

      3. Similarly, the Web site should feature a broad range of vendor offerings, not just one dominant vendor, in order to foster competition and allow members to make informed, cost-effective buying decisions.

      3. Operators must base the Web business in the first years upon paid subscriptions or memberships and, in addition, paid usage of services and entertainment on a fixed or time basis, not upon paid advertising.

      4. The Web site operator must concentrate on building a subscriber base as large and as fast as possible in order to reach a size where operation of the Web site becomes economically practical.

      5. The Web site operator must also build large and powerful sites offering the most desirable, diverse and compelling content possible, since depth and breadth of content will (together with real interactivity) be the key factor in drawing and retaining subscribers.

      6. The Web site's content must be integrated with meaningful interactive communication between subscribers by several means, such as "chat" rooms and bulletin boards, since live interaction is the one feature of the Internet that old media cannot match. This interactivity must feature environments for the propagation of content such as product or game reviews, experiences with vendors, product ratings, and the like supplied by subscribers.

      7. The successful Web site must feature information that is reliable and of high quality, either free or available on a cost-effective basis, not "shovelware," which is material original propagated in "old media" that is merely shoveled into a Web site with no attempt to exploit the unique properties and digital capabilities of the Web.

      8. The nature of digital communities - such as Cerx's planned networks - must be user oriented and empower Web users. Management believes that the "old media" concept of vendors and information propagators determining what is available to the public will not work on the Web. Old media, which are still vastly popular, already work this way. There simply is no need for a Web that works in old media fashion, and the Web for all its unique characteristics will not in the near future match the key properties of old media. For this reason, successful Web operators will cater to the needs and wants of the public, not vendors. In a membership and subscription-based environment, advertisers will not be in a position to dictate content or operation of Web sites.

      9. Operation of the Web site and delivery of text, graphics and video must be as fast and high-quality as possible, using plug-in, compression and other technologies where possible, since speed and bandwidth are the major limiting factors in Web usage and product delivery.

      10. Web sites must be graphically exciting and the sounds and graphics frequently reworked, in order to maintain user interest and excitement level.

      The Cerx networks as planned will feature hot, exciting graphics and sophisticated design, and will be designed primarily for ease and speed of use. Cerx management believes that an important key to the success of its business plan is to make its programming easy to use, fast, transparent and intuitive. Interactive offerings which are slow, cumbersome, or hard to learn will be at a tremendous disadvantage in the highly competitive Web market.

      Management anticipates that Cerx will in some cases develop in-house its own entertainment products but in most cases will acquire or license games and programming from independent developers. Cerx believes its networks will provide software and entertainment developers a link to customers worldwide through sophisticated Cerx network services. Cerx has access to a huge, growing body of game, sports, entertainment and other software that already exists. Cerx anticipates providing the technical expertise, technology platform and global audience for these offerings on its own, sharing revenues with developers.

      Each Cerx network will include marketing of services, games and other entertainment offerings, clothing and many other types of merchandise. Marketing will include promotions and giveaways, links between Cerx networks and links to other Web sites, and other forms of marketing. Cerx management believes that it can arrange to have its CWIN, Ckids, CXNN and CSPN networks added as "bookmarks" on the Netscape and Microsoft Explorer browsers. Each network will feature bulletin boards and "chat" rooms, so that network members with similar interests never have to leave the network to talk with other interested members on a real-time basis.

Anticipated Revenue Sources

      Management anticipates that a Cerx priority will be to form strategic alliances with both other content providers and Internet infrastructure developers in order to establish a "brand" identity and presence on the World Wide Web. As Cerx establishes this identity and presence through marketing, high-quality entertainment, a competitive rate structure and aggressive product acquisition-licensing strategy, management believes that it will have a unique opportunity to become a significant force in the digital economy.

      Through its entertainment networks, Cerx anticipates earning revenues from many sources, including fees from its network and game subscribers, royalties and transactional fees from hosted programs, advertising revenues, interest on deposits, development fees, income from gaming operations, and splitting of revenues from merchandise and service sales.

      Cerx intends to build its network business on a paid subscription basis, whereby subscriber-members will pay a small monthly fee in order to belong to one or more of the Cerx networks. As a Cerx network member, subscribers generally will have full and free access to resources offered on or through the network. Members will be charged, however, for additional services ordered, such as playing certain games, participating in certain activities, downloading certain information or news from archives, and other services. Such charges must be reasonable, since Cerx believes that the high costs of subscribing to numerous Web sites (news, encyclopedias, financial news, etc.), each of which run from $4.95 to $19.95 per month per subscription, are prohibitive. Cerx believes that it can add value for members by making specific information desired by subscribers available on a very inexpensive basis, such as a small charge for downloading a magazine article. The Cerx Gaming Network will be operated on a separate basis, and persons gambling on CGN for money will be required to post deposits and to gamble against those deposits.

      If Cerx is successful at building a base of subscribers on its entertainment networks, management anticipates that it will eventually be able to sell advertising of various types on its networks and derive additional income from advertising. However, management has determined to concentrate in the first few years on building a base of paying subscribers and game players instead of relying on advertising sales, as do many companies on the Web. Cerx management believes that current advertising-based Internet business models are not practical due to the general lack of effectiveness of Web advertising at this time and is not aware of any known to have made money consistently or on a significant scale.

      Cerx plans for its networks to be content-driven and its operations to concentrate on revenue growth. Management believes that the quality of Cerx's entertainment offerings will be the primary lure for subscribers and game players. Management also believes that too many Internet-based companies have assumed that raw Internet growth will inevitably lead to profits in the future (despite significant losses currently). Cerx, on the other hand, will concentrate on generating revenues and focus on achieving profitability as soon as possible. However, it must be remembered that the digital economy is a largely unexplored territory and is a rapidly evolving marketplace, characterized by constantly changing and advancing technology. For these and many other reasons, there can be no assurance that Cerx's business plan will be successful.

Marketing and Distribution

      Cerx anticipates using a variety of marketing programs designed to stimulate demand for its networks and seek strategic partners and software developers. Some of the key marketing strategies planned for the Cerx networks may include some or all of those described below. Because Cerx's business is in the development stage, and because Internet marketing is in its infancy, there can be no assurance that any of these strategies will work as intended.

      MARKETING ON THE INTERNET. Cerx plans various forms of electronic advertising and electronic promotions on the Internet. Cerx intends to market by use of multiple sites on the Web and postings in newsgroups on the Usenet which are hyper-linked back to the Cerx networks. Cerx intends to seek inclusion of the networks as "bookmarks" on the Netscape Navigator and Microsoft Internet Explorer browsers so that they are easily accessible to Web surfers unfamiliar with the Cerx networks. Cerx may also use direct E-mail to potential network members and to software developers and vendors and other vendors who are potential clients or partners. Cerx believes that Internet sales and marketing will be particularly well suited to address the large base of Internet users.

      TARGET MARKETING. Cerx plans to focus direct marketing efforts to demographically selected user lists. Cerx may also use outbound telemarketing, direct response advertising, trade shows and seminar programs. The goal of these efforts will be to identify potential members of Cerx networks and developers seeking a Web platform for commercial launch of software products and to create awareness of Cerx networks and product offerings.

      MARKETING TO PC USERS. Cerx will attempt to have brochures highlighting its networks and services included with new personal computers sold. Cerx may also offer free trial memberships with new personal computer purchases and may market to existing personal computer users through magazines and other venues.

      PACKAGE MEMBERSHIP SALES. Cerx intends in the first year or first and second years to market its network services directly to larger businesses, offering package membership deals for their employees on a trial or longer-term basis. Cerx may also market institutional memberships to companies, schools and institutions on a bulk-fee basis.

      OTHER MEDIA ADVERTISING. Cerx anticipates doing some advertising on television and in newspapers and magazines. Due to the high cost of display advertising, this advertising will be mostly targeted to software developers and similar potential partners and clients.

      BUNDLING SALES. Cerx will market to businesses inclusion of its network memberships (on a trial or fixed-term basis) with product sales as an added incentive to potential purchasers.

Infrastructure, Operations and Technology

      Cerx plans to make its entertainment networks (except CGN) available to users through a set of network servers housed in Denver, Colorado, operating with server software optimized by Cerx to provide an efficient and responsive user experience. Cerx will purchase access initially to one or more T-1 Internet connections on a 24 hour a day, seven days a week basis. Bandwidth will be increased as user access requires, up to one or more T-3 connections. Cerx gambling operations on the Cerx Gaming Network will be operated through a set of network servers housed in a developed European country. Cerx may, if user demand requires and sufficient cash is available, eventually establish similar access points with duplicate servers in the Eastern United States, Asia and Europe in order to optimize access speeds for Cerx's users, and to provide redundancy in Cerx's system. Any disruption in the Internet access provided by Cerx's chosen Internet service provider (ISP) or any failure of the ISP to handle higher volumes of queries could have a materially adverse effect on Cerx's business, results of operations and financial condition.

      A key element of Cerx's strategy will be to generate a high volume of use of its entertainment and media products. Accordingly, the performance of Cerx's products and media properties will be critical to Cerx's reputation, its ability to attract advertisers to Cerx's Web sites and to achieve market acceptance of these products. Any system failure that causes interruption or an increase in response time of Cerx's products could result in less traffic to Cerx's networks and, if sustained or repeated, could reduce the attractiveness of Cerx's networks to advertisers and licensees. An increase in the volume of use of Cerx networks could strain the capacity of the software or hardware deployed by Cerx, which could lead to slower response time or system failures, and adversely affect the number of users and thus revenues. In addition, as the number of Web pages and users increase, there can be no assurance that Cerx's products and infrastructure will be able to scale accordingly. Cerx will also be heavily dependent, especially in the first few years of operation, upon Web browsers and Internet online service providers for access to its networks.

Trademarks and Proprietary Rights

      Cerx is obtaining trademarks for its network names and logos, and believes that its trademarks, trade dress, trade secrets and similar intellectual property will be significant in building a brand identity for its networks. Cerx will rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company is pursuing the registration of its trademarks in the United States and will also pursue them (based upon anticipated use) internationally, and will apply for the registration of certain trademarks, including its network logos and names.

Security Concerns

      Currently, one of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons ("hackers") to access and use personal information about the user, such as credit card account numbers, social security number and bank account information. Concerns about the security of the Internet include concerns over the authenticity of the user, verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet.

      Cerx's planned entertainment products, licensed technology that may be incorporated in such products and third-party products offered by Cerx, may be vulnerable to break-ins and similar disruptive problems caused by Internet hackers. Further, weaknesses in the environment in which Cerx products may be used may compromise the security of confidential electronic information exchanges across the Web. Any such flaws in the Web or the end-user environment, or weaknesses or vulnerabilities in Cerx's products or third-party products, would jeopardize the security of confidential information sent over the Web, such as credit card numbers and e-mail, and might enable hackers to dismantle the special security techniques meant to protect such transactions.

      Any such computer break-ins or other disruptions could result in significant liability to Cerx and deter potential customers, which could be expected to have a materially adverse effect on Cerx's planned businesses. Moreover, the security and privacy concerns of potential customers, as well as concerns related to computer viruses, may inhibit the growth of the World Wide Web market generally, and Cerx's customer base and revenues in particular. Cerx currently does not have and does not plan to obtain product liability insurance to protect against risks associated with hacker break-ins or disruptions.

Government Regulation

      Cerx is not currently subject to direct government regulation, other than pursuant to securities laws and the related regulations applicable to most public companies, and laws and regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, covering issues such as user privacy and expression, pricing of products and services, taxation, advertising, intellectual property rights, information security or the convergence of traditional communication services with Internet communications.

      For example, the Telecommunications Reform Act of 1996 (the constitutionality of which is currently under challenge) was recently enacted and imposes criminal penalties (via the Communications Decency Act or "CDA") on anyone who distributes obscene, lascivious or indecent communications over the Internet. Moreover, the adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for Cerx's entertainment offerings or increase Cerx's cost of doing business or in some other manner have a material adverse effect on Cerx's business, operating results or financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for Cerx's offerings, could increase Cerx's cost of doing business as a result of costs of litigation or increased product development costs, or could in some other manner have a material adverse effect on Cerx's business, operating results or financial condition.

      Cerx may develop, license or otherwise use software utilizing encryption technology, which would be deemed to be a "munition" subject to U.S. export controls pertaining to munitions. There can be no assurance that such export controls, either in their current form or as may be subsequently revised, will not limit Cerx's ability to distribute certain encrypted products outside of the United States or electronically. While Cerx will take precautions against unlawful exportation, such exportation may occur from time to time. In addition, federal or state legislation or regulation may further limit levels of encryption or authentication technology, and foreign governments could enact import laws or regulations that may restrict the type of encryption software that is permitted for distribution in their countries. In any such event, Cerx may encounter difficulties competing overseas with competitors that are subject to less restrictive controls.

Gaming-Related Regulation

      Operating online casinos and other gambling businesses over the Internet, as Cerx proposes to do with the Cerex Gaming Network, is subject to numerous potential legal problems and conflicts. It is well settled that, subject to certain limits, every state and every foreign jurisdiction can regulate gambling conducted within its borders. What is not well settled in the context of gambling conducted over the Internet is just exactly where the "gambling" takes place, since it takes place in "cyberspace" and not in a physical location. While the U.S. Justice Department has indicated informally that it will not pursue persons placing bets over the Internet or take action against purveyors of Internet gambling, this stance could change based on a number of factors, such as a change in leadership or agency direction. Moreover, the Attorneys General of several states (e.g., Minnesota and Florida) have opined that it is a violation of their laws for an Internet gaming operator to offer gambling over the Internet to citizens of their respective states. The extent to which the "Commerce Clause" of the United States Constitution permits states to regulate electronic Internet transactions crossing their borders is unclear. On the other hand, regulation of gambling within the states has, except for Indian gaming, traditionally been left solely to state regulation. Thus the reach of state authorities regarding Internet gambling is at this time unknown and completely untested.

      Due to the potential for criminal prosecution initiated by the United States government or the authorities of various states against purveyors of Internet gaming, Cerx has decided that it will not knowingly allow gambling on the Cerx Gaming Network by persons it can identify as being present in the United States. Cerx will not allow gambling on the Cerx Gaming Network by persons in the United States unless and until it should become satisfied that it is lawful to do so. However, the United States contains only four percent of the world's population (though of course a much larger percentage currently of connected computers and regular Web users), and there are huge gaming markets in Europe, South America and the Pacific Rim. Cerx believes that there are economically significant gaming markets available to be exploited and that the profit potential is equally huge. Should other countries outlaw Internet gaming, Cerx may restrict access to its Internet gaming offerings by persons in those countries as well. Should enough countries take this position, which Cerx does not believe will happen, Internet gambling probably would not be economically feasible.

Employees

      Cerx currently has no employees other than its officers and no full-time employees. Once, and assuming, funding is obtained, Cerx expects to add approximately fifteen full-time employees in 1997, including persons knowledgable in gambling, Internet programming and development, software programming and development, network and telephone systems, engineers, marketing and sales persons, acquisition staff to negotiate agreements with independent programmers, and support staff. Cerx will use consultants and non-employee experts on an as-needed basis. Cerx's future success will be substantially dependent on its ability to attract and retain highly qualified technical and managerial personnel and the performance of such persons. Competition for such personnel is intense and there can be no assurance that Cerx will be able to attract and retain qualified technical and managerial personnel.

Competition

      The World Wide Web is so large and diverse, and growing so fast, that there probably is no one business strategy that will permit any company, however large, to dominate the digital economy. Cerx management believes that, as with all large and diverse economies, numerous business strategies will work in the digital economy and indeed are necessary to its ultimate success. The market for Web products and services is highly competitive and competition is expected to continue to increase significantly. In addition, Cerx expects the market for Web-based advertising and commercial Web- based entertainment, to the extent they develop, to be intensely competitive. There are no substantial barriers to entry, and Cerx expects that competition will continue to intensify. Although Cerx believes that the diverse segments of the Web market will provide opportunities for more than one provider of products and services similar to those anticipated by Cerx, it is possible that one or a small group of entertainment providers may come to dominate Web entertainment.

      Many of Cerx's potential competitors are expected to have significantly greater financial, technical and marketing resources than Cerx. It is also possible that competitors will forge alliances with large companies, such as America Online or Microsoft, important in Web commerce. Greater competition resulting from such relationships probably would have a materially adverse effect on Cerx's business, results of operations and financial condition. Cerx may also be affected by if competitors are able to obtain licenses of popular, established products, games and technology, if Cerx is not. There can be no assurance that Cerx's competitors will not develop Web products and services superior to those offered by Cerx or that achieve greater market acceptance than Cerx's offerings.

      Cerx will also compete with online services and other Web site operators, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets. There can be no assurance that Cerx will be able to compete successfully against its future competitors or that competition will not have a materially adverse effect on Cerx's business, results of operations and financial condition.

      Cerx believes that the principal competitive factors in the Web market for paid entertainment and games will be brand recognition, breadth of product features, ease of use and responsiveness (meaning principally speed), comprehensiveness, independence, product quality, pricing and customer service and support. Competition among providers of paid Web entertainment and games could result in significant price competition and reductions in advertising and transactional revenues. Competition will also come from "free" entertainment sites that do not charge for entry or play by users but which rely on advertising revenues.

Developing Market; New Entrants; Uncertain Acceptance of Cerx's Products; Price Erosion; Uncertain Adoption of the Internet as a Medium of Commerce and Commmunications

      The market for Cerx's anticipated entertainment offerings is relatively new, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed entertainment products and services for commerce over the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is relatively young and has a limited number of proven products. Moreover, critical issues concerning the use of the World Wide Web (including security, reliability, cost, ease of deployment and administration and quality of service) remain unresolved and may impact the growth of Web use. There can be no assurance that commerce and communication over the Web will become widespread. In addition, there can be no assurance that individual PC users in business or at home will adopt or, if adopted, continue to use the Internet for online commerce or communication.

      Because the market for entertainment products and services is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market or the degree to which online users will respond to commercial (non- free) entertainment offerings. There can be no assurance that the market for Cerx's anticipated products and services will develop or that the Web will be widely adopted for commerce and communication. If a market for Cerx's anticipated products fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if Cerx's products and services do not achieve market acceptance, Cerx's business, operating results and financial condition will be materially adversely affected.


New Product Development and Technological Change

      Management believes that the markets for Cerx's planned networks and entertainment offerings are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Operation of the Web and the digital economy are subject to many technological uncertainties, such as: whether digital televisions under development will be computer capable, thus allowing the Web to migrate from the computer monitor to the television screen; whether ISDN lines or faster lines will become widely available at reasonable cost; whether data compression technologies are developed that will increase effective transmission speeds (and thus increase bandwidth); whether cable television operators will install equipment to allow Web interconnectivity and interactivity over extremely fast cable lines; and many other uncertainties.

      Cerx's future success will depend in large part on its ability to design and develop, or to acquire or license, and to support entertainment software products and enhancements on a timely and cost-effective basis that meet changing customer needs and respond to technological developments and emerging industry standards. There can be no assurance that Cerx will successfully develop or acquire and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render Cerx's products or technologies obsolete or noncompetitive. Cerx's proprietary or acquired products will be designed around certain technological standards. Widespread adoption of a different standard not supported by Cerx products could have a materially adverse effect on Cerx's business, operating results or financial condition.

Limited Operating History; Development Stage Company; Planned Operations Not Yet Commenced; Funding Required for Operations Not Assured; Impossible to Predict Results

      Cerx has an extremely limited operating history, and its prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. To address these risks, Cerx must, among other things, respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its business strategy, develop or acquire and market entertainment properties, implement sophisticated technologies, and commercialize products and services incorporating such technologies.
There can be no assurance that Cerx will be successful in addressing such risks.

      The extremely limited operating history of Cerx, the fact that it is in the development stage, and the fact that it is yet to raise the necessary funds to execute its business plan makes the prediction of future results of operations difficult or impossible. As a result of Cerx's extremely limited operating history, Cerx does not have historical financial data for any significant period of time on which to base planned operating expenses. Cerx's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. At this time Cerx has not signed any agreements with potential advertisers, has not erected any of its planned networks, has no agreements signed with software developers or put any infrastructure in place for the generation of revenues, none of which can occur unless and until Cerx is properly funded, of which there can be no assurance.

Item 2.  DESCRIPTION OF PROPERTY.

      Cerx neither owns nor leases any real estate or other properties. Cerx's offices currently are located at 90 Madison Street, Denver, Colorado 80206, and are provided at no charge by its President. This arrangement will continue until Cerx determines to relocate its offices, which is not anticipated to occur until it is adequately funded, and the current arrangement is entirely adequate for Cerx's needs at this time. Once properly funded, Cerx intends to lease offices in the Denver metropolitan area for future operations.

Item 3.  LEGAL PROCEEDINGS.

      Cerx is not involved in any threatened or pending legal proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by management to a vote of Cerx security holders during the year ended December 31, 1996. However, on December 28, 1996, four shareholders of Cerx, holding in the aggregate more than a majority of the issued and outstanding shares entitled to vote, took action by written consent in lieu of a meeting, as permitted by the Nevada General Corporation Law. By means of that written consent, the shareholders approved (i) a change of the Company's name to Cerex Entertainment Corporation, (ii) a reduction in the number of authorized common shares from 250,000,000 to 50,000,000, (iii) an increase in the number of authorized preferred shares from 5,000,000 to 15,000,000, and (iv) certain amendments to the Company's articles of incorporation.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Market Information

      Commencing in the fourth quarter of the year ended December 31, 1995, Cerx's common shares were quoted "name only" (meaning no price quotation shown) by a single market maker on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. Prior to that quarter, the common shares were not quoted in any medium. To Cerx's knowledge, no market transactions have taken place in the common shares since initial name-only quotation, and there currently is no market for the common shares. Due to Cerx's change of name, the common shares are quoted on the OTC Electronic Bulletin Board under symbol CERX.

Holders

      Cerx had approximately 200 shareholders of record as of February 28, 1997.

Dividends

      Cerx does not expect to pay a cash dividend upon its capital stock in the near future. Payment of dividends in the future will depend on Cerx's earnings (if any) and its cash requirements at that time.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources

     Cerx has funded its operations to date exclusively through cash loans and cash advances provided by shareholders. Cerx did not realize any cash from equity financing activities in 1996 and has no line of credit or similar credit facility available to it. However, Cerx currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless and until it is able to raise the equity capital to become operational. Assets and cash available to Cerx from its management and current shareholders are not sufficient for Cerx to carry out its business plan described in this report.

      As of December 31, 1996, Cerx had accumulated a deficit (net loss) of $267,502, and had $2,309 in cash but no other significant assets. Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1996, for cash loans, expenses advanced and legal fees. At year end, Cerx owed Mr. Brasher an aggregate of $83,022 in principal and $473 in interest for cash loans and $908 for Cerx expenses advanced. In addition, at year end Cerx owed Mr. Brasher's law firm, Brasher & Company, $15,256 for Cerx expenses advanced. Cerx has no long-term liabilities.

         The most promising source of capital available to Cerx is through an offering of its securities for cash. Cerx is taking steps to initiate the raising of capital through the sale of its preferred stock and hopes to raise not less than $5 million in the second and third quarters of 1997. The offering is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. Subsequent to year end, Cerx received from the firm designated to act as distributor of the preferred shares approximately $75,000 as an advance against this anticipated offering to assist Cerx in ramping up to conduct the offering. Should the offering be successful, the advance, which Cerx is treating as a loan, will either be repaid or converted to Cerx preferred stock on the same terms as the preferred stock offering, as the distributor elects. Cerx has not yet executed a formal agreement with the distributor. No agreement obligates the distributor to sell any shares of preferred stock, and there can be no assurance that such sums can be raised. Cerx's failure to raise such funds would mean its inability to launch the business plan described in this report.

      If such capital is not raised, Cerx will pursue a different business plan and probably will seek an existing business to acquire for the benefit of its shareholders. In such event, Cerx believes that existing cash and cash advances available from shareholders will be sufficient to cover its expenses for the remainder of calendar 1997.

Results of Operations - 1995

      During the year ended December 31, 1995, Cerx had no revenues and incurred a net loss of $12,773. Expenses in 1995 related primarily to miscellaneous operating costs and professional fees. Operating costs primarily related to filing of reports with the Securities and Exchange Commission and investigating business opportunities. Cerx paid no salaries or rent during 1995 and incurred only insignificant administrative or overhead costs.

Results of Operations - 1996

      During the year ended December 31, 1996, Cerx incurred a net loss of $233,902, and revenues were nil. Expenses in 1996 related primarily to miscellaneous operating costs, professional fees, and losses incurred in the third and fourth quarters associated with Cerx's attempt to consummate the purchase of a company engaged in casino gaming operations in St. Vincent and the Grenadines. In January 1996, the Company issued 123,260 shares of its common stock (after giving effect to a 5-for-1 forward stock split) to its principal shareholder and President, John D. Brasher Jr., in reimbursement of expenses advanced by him on Cerx's behalf in 1995. Cerx paid no salaries or rent during 1996 and incurred $79,002 of other $79,002 administrative costs. Cerx incurred $136,860 in legal fees and $15,256 in company expenses advanced by Brasher &
Company, a law firm owned by Cerx's President, Mr. Brasher. In December 1996, Cerx issued 1,839,593 shares of common stock to Mr. Brasher in payment of $147,167 in legal fees and expenses owed to Brasher & Company.

     Cerx on July 12, 1996, entered into an Asset Purchase Agreement ("PLC Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to Cerx certain rights which Casino PLC held under an Option to Purchase and that certain Management Agreement, both dated June 26, 1996, between Casino PLC and E.V.A. LIMITED, a limited liability company organized in St. Vincent and the Grenadines (British West Indies) under the provisions of the Companies Act, Chapter 219 ("EVA"). The PLC Purchase Agreement called for the issuance and delivery to the shareholders of Casino PLC an aggregate of 1,195,035 shares of Cerx common stock, $.001 par value per share (the "PLC Shares"), and options (the "PLC Options") to purchase an aggregate of

4,500,000 shares of Cerx common stock (the "PLC Option Shares"), all such amounts giving effect to the 5:1 forward split of Cerx common stock effective in July 1996. Cerx and Casino PLC executed an Assignment and Reservation of Rights which purported to assign to Cerx all Casino PLC rights, except for Casino PLC's reservation of a revenue interest. The PLC Shares were issued and delivered to Casino PLC, but the PLC Options never were issued or delivered. Cerx reported in a report on Form 8-K dated July 12, 1996, that it had consummated the PLC Purchase Agreement, but Cerx believes for several reasons that such agreement in fact never was consummated. Certain deliveries required of Casino PLC were not made, and the PLC Options never were issued or delivered by Cerx, among other things. Cerx cancelled the PLC Purchase Agreement and all related transactions and cancelled all of the PLC Shares on its stock transfer books for breaches of that agreement by Casino PLC. This acquisition was not consummated and management has treated all related expenses as having been incurred in connection with its attempt to complete the acquisition of Casino PLC.

      Cerx executed an Exchange Agreement, later amended, among Cerx, E.V.A. Limited, a St. Vincent and the Grenadines company ("EVA"), and the shareholders or members of EVA, pursuant to which Cerx agreed among other things and subject to certain terms and conditions to purchase all of the issued and outstanding common shares of EVA. In exchange, the agreement called for Cerx to pay and issue to the EVA shareholders an aggregate of $200,000 in cash represented by promissory notes, 500,000 shares of Cerx common stock, and warrants for the purchase of an additional 500,000 shares of Cerx common stock at a price of $2.75 per share, all subject to adjustment. In the course of attempting to consummate the purchase, Cerx incurred significant expense, including paying past due bills and taxes of E.V.A. Limited, before determining in late December 1996 to discontinue any attempt to complete the purchase and to write off related expenses. Cerx terminated the Exchange Agreement due to numerous breaches thereof by EVA and the EVA shareholders and breaches and failures of representations and warranties contained in the agreement, and due to the termination by the casino owner of the casino lease under which EVA claimed to operate the casino and the owner's re-entry, which ended any purported casino operations by EVA. This acquisition was not consummated and management has treated all related expenses as having been incurred in connection with its attempt to complete the acquisition of EVA.

      In connection with its attempts to acquire Casino PLC and EVA, the Company charged an aggregate of $154,427 in cash advances, legal fees and travel costs to operations for the year ended December 31, 1996.

Plan of Operation

      Cerx's plan of operation for the next twelve months will be determined by its success or lack of success in raising capital. Assuming that Cerx achieves the requisite funding levels, it will take the following steps over the next twelve months:

     1. Begin hiring of necessary personnel, including executives, key employees and support staff.

     2. Purchase or lease high-speed servers, software and software development tools, limited production studio tools, routers and other equipment on an as-needed basis necessary to establish and begin operation of the planned Cerx World Wide Web networks.

     3. Commence development of two entertainment networks, CWIN and CGN. Management currently intends to put its initial emphasis on constructing the Cerx Gaming Network and putting it into commercial operation, since cash flow from gambling activities is expected on this network upon completion and commercial launch. Cerx believes that it can make advantageous arrangements for the purchase, licensing or hosting of advanced Web gambling software and will have access to professional development teams intimately familiar with the software. Development of programming for the CWIN network is expected to occur more or less simultaneously, with Cerx also purchasing, licensing or hosting software and products developed by independent companies.

     4. Market Cerx network platform services to independent producers of software and media and attempt to purchase, license or obtain hosting agreements with the producers.

     5. Market Cerx networks to subscribers in order to build a large base of paying membership as fast as possible.

Item 7.  FINANCIAL STATEMENTS.

      See index to financial statements at page 25. The financial statements begin following that index. No supplementary financial data is required.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On April 7, 1997, Cerx engaged Stephen M. Siedow, P.C., as its independent accountant, replacing Johnson, Holscher & Company, P.C., who were dismissed as Cerx's auditors effective the same date. Stephen M. Siedow, P.C. has reported on Cerx's financial statements for the year ended December 31, 1996. Such report was qualified as to uncertainty based upon doubts concerning Cerx's ability to continue as a going concern unless Cerx obtains future profitable operations or additional financing. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with Stephen M. Siedow, P.C.'s audit of Cerx's financial statements for such year which, if not resolved to their satisfaction, would have caused such firm to make reference in their audit report on the subject matter of the disagreement.

      Johnson, Holscher & Company, P.C. reported on Cerx's balance sheets for the years ended December 31, 1995 and 1994 and reported on Cerx's statements of operations and cash flow for the years ended December 31, 1995, 1994 and 1993. Such reports did not contain either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with such firm's audits of Cerx's financial statements for such years which, if not resolved to the auditors' satisfaction, would have caused them to make reference in their audit reports on the subject matter of the disagreement.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. The following table sets forth the name, age, position held and tenure of each director and executive officer:

        Name         Age              Position Held and Tenure

John D. Brasher Jr.   45   President, Chief Executive Officer, Director,
                           Chairman of the Board, Secretary, since April 4, 1989

Johnny D. Brasher     70   Senior Vice-President, Director since April 10, 1989

      Johnny D. Brasher is the father of John D. Brasher Jr. Otherwise there are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer. The directors and officers are expected to devote their time to the Company's affairs on an "as needed" basis, but are not required to make any specific portion of their time available to the Company.

Biographical Information

     JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court.

     JOHNNY D. BRASHER. From 1962 to late 1988, Mr. Brasher owned and operated Central Construction Company, a sole proprietorship located in Ferriday, Louisiana, which engaged in the business of supplying services and equipment to the oil drilling industry. Since early 1989 he has been semi-retired, engaging in farming and other business activities in Louisiana.

      If Cerx is successful in obtaining needed funding, it anticipates that it will hire several persons at the executive and key employee level, including an experienced gaming executive, one or more executives with experience in Internet programming and development, and persons experienced in software programming and development, network and telephone systems and computer systems engineers. No agreements have been reached with any such persons, but on the basis of discussions to date, Cerx is confident that it will be able to hire persons with the requisite background, experience and skills to execute its business plan.

General Conflicts of Interest

      Certain conflicts of interest now exist and will continue to exist between Cerx and its officers and directors due to the fact that each has other employment or business interests to which he devotes his attention. Each officer and director is expected to continue to do so, notwithstanding the fact that management time should be devoted to Cerx's affairs, until Cerx provides a viable source of support. The officers and directors are accountable to Cerx as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Cerx's affairs. Failure by them to conduct Cerx's business in its best interests may result in liability to them.

Compliance with Section 16(a)

      Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representations from certain reporting persons, the Company believes to the best of its knowledge that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Significant Employees

      None, other than officers of Cerx listed above.

Item 10.  EXECUTIVE COMPENSATION.


Cash Compensation

      For the year ended December 31, 1996, no executive officer received cash compensation.

Compensation Pursuant to Plans

     During the year ended December 31, 1996, Cerx issued 123,260 shares of its common stock, giving effect to a 5-for-1 forward split, to John D. Brasher Jr., its Chief Executive Officer, in consideration of expenses of the Company (filing fees, etc.) paid by him personally in 1995. In December 1996, Cerx issued an additional 1,839,593 shares of common stock to Mr. Brasher at a price of $0.08 per share in payment of approximately $147,167 in legal fees and expenses owed to Brasher & Company, a law firm owned by Mr. Brasher. All such shares were issued under the Company's 1994 Employee Stock Compensation Plan and had, at the time of issuance, been registered under the Act under cover of a registration statement on Form S-8. The Company has no other agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other Compensation

     None, other than as disclosed above under "Compensation Pursuant to Plans."

Compensation of Directors.

      No compensation currently is paid to any person for serving as a director of the Company.

Employee Stock Compensation Plan

      The Company has adopted the 1994 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. An aggregate of 1,962,853 common shares have been awarded under the ESC Plan.

Compensatory Stock Option Plan

      The Company has adopted the Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. The Company will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. Options covering an aggregate of 1,765,000 shares have been granted under the CSO Plan.


Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of February 28, 1997, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. The Company had 4,952,838 common shares issued and outstanding as of February 28, 1997. The calculations set forth in the following table are based upon a total of 6,652,838 shares, which includes the shares actually issued and outstanding and an additional 1,700,000 common shares not currently outstanding but issuable upon the exercise of stock options held by management.

                                            Amount
   Name and Address of                Common Stock Owned       Percent of Common
   of Beneficial Owner                   Beneficially         Stock  Outstanding

*John D. Brasher, Jr. ..............      4,429,853 (1)              66.5
      90 Madison Street
      Suite 707
      Denver, Colorado 80206

*Johnny D. Brasher .................        450,000 (2)               6.7
      P.O. Box 1686
      Ferriday, Louisiana 71334

      *All directors and executive
      executive officers (2 persons) ...  4,879,793                  73.3%

(1)Includes options to purchase an aggregate of 1,500,000 shares of common stock. Mr. Brasher disclaims beneficial ownership as to 85,000 shares held in the name of the Lisa K. Brasher Children's Trust, of which his wife, Lisa K. Brasher, is the trustee.

(2)Includes options to purchase an aggregate of 200,000 shares of common stock.

Changes in Control

      Management of the Company does not currently anticipate any change of control in the management of the Company.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In January 1996, the Company issued 123,260 shares of common stock to its President and principal shareholder, John D. Brasher Jr., at a price of $0.02 per share in reimbursement of expenses advanced by him on the Company's behalf in 1995. In December 1996, Cerx issued an additional 1,839,593 shares of common stock to Mr. Brasher at a price of $0.08 per share in payment of approximately $147,167 in legal fees owed to and expenses advanced by Brasher & Company, a law firm owned by Mr. Brasher.

      Cerx on July 12, 1996, entered into an Asset Purchase Agreement ("PLC Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to Cerx certain rights which Casino PLC held under an Option to Purchase and that certain Management Agreement, both dated June 26, 1996, between Casino PLC and E.V.A. LIMITED, a limited liability company organized in St. Vincent and the Grenadines (British West Indies) under the provisions of the Companies Act, Chapter 219 ("EVA"). The PLC Purchase Agreement called for the issuance and delivery to the shareholders of Casino PLC an aggregate of 1,195,035 shares of Cerx common stock, $.001 par value per share (the "PLC Shares"), and options (the "PLC Options") to purchase an aggregate of 4,500,000 shares of Cerx common stock (the "PLC Option Shares"), all such amounts giving effect to the 5:1 forward split of Cerx common stock effective in July 1996. Cerx and Casino PLC executed an Assignment and Reservation of Rights which purported to assign to Cerx all Casino PLC rights, except for Casino PLC's reservation of a revenue interest. The PLC Shares were issued and delivered to Casino PLC, but the PLC Options never were issued or delivered. Cerx reported in a report on Form 8-K dated July 12, 1996, that it had consummated the PLC Purchase Agreement, but Cerx believes for several reasons that such agreement in fact never was consummated. Certain deliveries required of Casino PLC were not made, and the PLC Options never were issued or delivered by Cerx, among other things. Cerx cancelled the PLC Purchase Agreement and all related transactions and cancelled all of the PLC Shares on its stock transfer books for breaches of that agreement by Casino PLC.

      Cerx executed an Exchange Agreement dated September 30, 1996, later amended, among Cerx, E.V.A. LIMITED, a St. Vincent and the Grenadines company ("EVA"), and the shareholders or members of EVA, pursuant to which Cerx agreed among other things and subject to certain terms and conditions to purchase all of the issued and outstanding common shares of EVA. The agreement called for Cerx to pay and issue to the EVA shareholders in exchange an aggregate of $200,000 in cash represented by promissory notes payable over several years, 500,000 shares of Cerx common stock, and warrants for the purchase of an additional 500,000 shares of Cerx common stock at a price of $2.75 per share, all subject to adjustment. Cerx terminated the Exchange Agreement in December 1996 due to numerous violations of that agreement and breaches or failures of representations and warranties contained in the agreement, and due to the termination by the casino owner of the casino lease under which EVA claimed to operate the casino due to numerous alleged breaches of that lease. Neither the promissory notes, stock or warrants called for in the Exchange Agreement were issued or delivered.

      Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1996, for cash loans, expenses advanced and legal fees. At year end, Cerx owed Mr. Brasher an aggregate of $83,022 in principal and $473 in interest (at 8% simple interest per annum) for cash loans and $908 for Cerx expenses advanced. In addition, at year end Cerx owed Mr. Brasher's law firm, Brasher & Company, $15,256 for Cerx expenses advanced.

      Otherwise, there were no transactions, or series of transactions, for the year ended December 31, 1996, nor are there any currently proposed transactions, or series of transactions, to which Cerx is a party, in which the amount exceeds $60,000, and in which to the knowledge of Cerx any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest. John D. Brasher Jr. has indicated to management his willingness to loan modest sums to the Company in the event it cannot obtain funding for the business plan discussed in this report. Mr. Brasher has, as noted above, loaned money to Cerx and advanced certain expenses of Cerx. Otherwise, Cerx has no understandings with its officers, directors or shareholders pursuant to which such persons have agreed to contribute capital to Cerx or otherwise loan funds.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

      The following exhibits are either filed with this report or have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean Cerx Entertainment Corporation.




 3.1     Certificate of Incorporation of the Company, as filed with the Nevada
         Secretary of State on April 4, 1989, incorporated by reference to Exhibit
         3.1 to registration statement on Form 10-SB, file no. 0-25022 .......................................... 1

 3.2     Certificate of Amendment of the Company, as filed with the Nevada Secretary of State of the State of Nevada on November 8, 1990, incorporated by reference to Exhibit 3.2 to registration statement on Form 10-SB, file no. 0-25022 ............................... 1

 3.3     Certificate of Amendment of the Company, as filed with the Nevada Secretary of State on October 26, 1994, incorporated by reference to Exhibit 3.3 to registration statement on Form 10-SB, file no. 0-25022 ................................................. 1

 3.4     Bylaws of the Company as adopted on March 22, 1989, incorporated by reference to Exhibit 3.4 to registration statement on Form 10-SB, file no. 0-25022 ............................... 1








 3.5     Certificate of Increase in Number of Authorized  Shares of Common Stock
         of the Company, as filed with the Nevada Secretary of State on July 15,
         1996,
         incorporated by reference to Exhibit 3.5 to report on Form 8-K dated July 12, 1996 ...................... 1

 3.6     Certificate  of  Amendment  of the  Company  (changing  name  to  Cerex
         Entertainment  Corporation) as filed with the Nevada Secretary of State on January 27, 1997,
         incorporated by reference to Exhibit 3.1 to report on Form 8-K dated January 27, 1997 ................    1

 3.7     Certificate of Amendment of the Company (amending certificate of incorporation in its entirety) as filed with the Nevada Secretary of State on February 28, 1997,
         incorporated by reference to Exhibit 3.2 to report on Form 8-K dated January 27, 1997 ................    1

 3.8     Certificate of Amendment of the Company  (establishing  and designating the  Series A,  6.75%  Non-Voting  Convertible  Preferred  Stock of the
         Company) as filed with the Nevada Secretary of State on March 12, 1997, incorporated by
         reference to Exhibit 3.3 to report on Form 8-K dated January 27, 1997 ................................... 1

 3.9     Certificate  of  Amendment  of  the  Company  (changing  name  to  Cerx
         Entertainment  Corporation) as filed with the Nevada Secretary of State on March 19, 1997,
         incorporated by reference to Exhibit 3.4 to report on Form 8-K dated January 27, 1997 ................    1

 3.10 Bylaws of the Company adopted February 20, 1997, incorporated by reference to Exhibit 3.5 to report on Form 8-K dated January 27, 1997 ............................................. 1

 4.1     Specimen common stock certificate of the Company, incorporated by reference to Exhibit 4.1 to registration statement on Form 10-SB, file No. 0-25022 ................................ 1

10.1     1994 Compensatory Stock Option Plan, incorporated by reference to
         Exhibit 10.1 to registration statement of Form 10-SB, file No. 0-25022 .................................. 1

10.2     1994 Employee Stock Compensation Plan, incorporated by reference to
         Exhibit 10.2 to registration statement of Form 10-SB, file No. 0-25022 .................................. 1

10.3     Amendment to 1994 Compensatory Stock Option Plan of the Company, incorporated by reference to Exhibit 10.1 to report on Form 8-K dated January 27, 1997 ............................... 1

10.4     Option to Purchase granted by E.V.A. Limited in favor of
         Casino Casino PLC dated June 26, 1996, incorporated by reference to Exhibit 10.5 to report on Form 8-K dated July 12, 1996 ............................................... 1

10.5     Management Agreement between E.V.A. Limited and Casino Casino PLC dated June 26, 1996, incorporated by reference to Exhibit 10.6 to report on Form 8-K dated July 12, 1996 .................................................................. 1

10.6     Asset Purchase Agreement between Casino Casino PLC as seller and the Company as purchaser dated July 12, 1996, incorporated by reference to Exhibit 10.7 to report on Form 8-K dated July 12, 1996 ..................................... 1

10.7     Assignment and Reservation of Rights between Casino Casino PLC and the Company dated July 12, 1996, incorporated by reference to Exhibit
         10.8 to report on Form 8-K dated July 12, 1996 .......................................................... 1



     1 - Incorporated by reference to another registration statement, report or document.

     2 - Filed herewith as an exhibit.


     (b) Reports on Form 8-K.

     None were filed by the Company during the fourth quarter ended December 31, 1996.

     (c) Financial statements and supplementary data. None.




                          INDEX TO FINANCIAL STATEMENTS




      Independent Auditor's Report ............................................................................................ F-1

      Balance Sheet as of December 31, 1996 ................................................................................... F-3

      Statements of  Operations  for years ended  December 31, 1996 and 1995 and from April 4, 1989
       (inception) through December 31, 1996 .................................................................................. F-4

      Statement of Shareholders' Equity
       from April 4, 1989 (inception) through
       December 31, 1996 ...................................................................................................... F-5

      Statements  of Cash Flows for years ended  December  31, 1996 and 1995 and from April 4, 1989
       (inception) through December 31, 1996 .................................................................................. F-7

      Notes to Financial Statements ........................................................................................... F-8


                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Cerx Entertainment Corporation
Denver, Colorado


I have audited the accompanying balance sheet of Cerx Entertainment Corporation (a development stage company) as of December 31, 1996, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended and the 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31, 1996. These financial statements are the responsibility of the management of Cerx Entertainment Corporation. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Cerx Entertainment Corporation (a development stage company) for the period from April 4, 1989 (inception) to December 31, 1995, were audited by other auditors whose opinion, dated February 29, 1996, on those financial statements was unqualified.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerx Entertainment Corporation (a development stage company) as of December 31, 1996, and the results of its operations and cash flows for the year then ended and the 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

To the Board of Directors
Cerx Entertainment Corporation
Page Two



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's recurring losses and stockholders' deficit raise substantial doubt about the Company's ability to continue as a going concern unless the Company obtains future profitable operations and/or additional financing. Management's plans in regard to these matters are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/  Stephen M. Siedow, P.C.


April 9, 1997
Aurora, Colorado

                         CERX ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1996



                                                           ASSETS


Current assets
   Cash                                                $   2,309
                                                       ---------

                                                       $   2,309
                                                       =========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities (Note F)
   Due to officer/stockholder                          $  16,637
   Promissory notes to officer/stockholder                83,022
                                                       ---------

                                                          99,659

Stockholders' deficit (Notes B and F)
   Preferred stock; $.001 par value; Authorized -
      15,000,000 shares; Issued - none                        --
   Common stock; $.001 par value; Authorized -
      50,000,000 shares; Issued and outstanding -
      4,952,838 shares                                     4,953
   Additional paid-in capital                            165,199
   Deficit accumulated during the development stage     (267,502)
                                                        ---------

               Total stockholders' deficit               (97,350)

                                                        $  2,309
                                                        =========


    The accompanying notes are an integral part of the financial statements.



                                               CERX ENTERTAINMENT CORPORATION
                                                (A Development Stage Company)
                                                  Statements of Operations



                                                                                                    April 4, 1989
                                                                       Year Ended December 31,     (inception) to
                                                                                                    December 31,
                                                                      1996              1995            1996
                                                                   ------------    ------------      ---------

Costs and expenses (Notes C, D, E and F)
   Costs related to attempted
     business acquisitions                                       $     154,427    $          --     $     154,427
   General and administrative                                           79,002           12,773            94,568
   Interest                                                                473               --               473
   Offering costs                                                           --               --            18,034
                                                                   -----------      -----------     -------------

Net loss                                                         $   (233,902)     $  (12,773)      $    (267,502)
                                                                  ===========      ==========       =============

Loss per common share                                            $      (.047)     $    (.004)
                                                                  ===========      ==========

Weighted average shares outstanding                                  4,952,800      2,990,000
                                                                  ============     ==========



    The accompanying notes are an integral part of the financial statements.



                                               CERX ENTERTAINMENT CORPORATION
                                                (A Development Stage Company)
                                Statements of Changes in Stockholders' Deficit for the Period
                                       April 4, 1989 (Inception) to December 31, 1996

                                                                                                       Deficit
                                                          Common Stock              Additional       Accumulated
                                                    ------------------------          Paid-in           from
                                                     Shares           Amount          Capital         Inception
                                                     ------           ------          -------         ---------

Balance at April 4, 1989 (inception)                      --      $         --     $         --       $        --
Common stock issued for cash,
   March 29, 1989, at $.006 per share                405,000               405            1,845                --
Common stock issued for cash,
   March 29, 1989, at  $.012 per share               911,010               911            9,839                --
Common stock issued for cash,
   April 3, 1989, at $.012 per share                 211,860               212            2,288                --
Common stock issued for cash,
   April 7, 1989, at $.006 per share                  90,000                90              410                --
 Common stock issued for cash,
   April 7, 1989, at $.012 per share                 127,115               127            1,373                --
Common stock issued for cash,
   May 23, 1989, at $.002 per share                  175,000               175              175                --
Common stock issued for cash,
   May 23, 1989, at $.004 per share                  310,000               310              840                --
Common stock issued for cash,
   May 31, 1989, at $.002 per share                   20,000                20               20                --
Net loss                                                                                                     (825)
                                                 -----------        ----------       ----------        -----------
Balance at December 31, 1989                       2,249,985             2,250           16,790              (825)
Net loss                                                                                                  (18,014)
                                                 -----------        ----------       ----------       ------------
Balance at December 31, 1990                       2,249,985             2,250           16,790           (18,839)
Net loss                                                                                                      (59)
                                                 -----------        ----------       ----------       ------------
Balance at December 31, 1991                       2,249,985             2,250           16,790           (18,898)
Net loss                                                                                                     (142)
                                                 -----------        ----------       ----------       ------------
Balance at December 31, 1992                       2,249,985          2,250              16,790           (19,040)
Net loss                                                                                                       --
                                                 -----------        ----------       ----------       -----------
Balance at December 31, 1993                       2,249,985             2,250           16,790           (19,040)
Common stock issued for out of
   pocket expenses incurred,
   valued at $.002 per share                         740,000               740              740                --

Net loss                                                                                                   (1,787)
                                                 -----------        ----------       ----------       -----------
Balance at December 31, 1994                       2,989,985      $      2,990     $     17,530      $    (20,827)
                                                 ===========      ============     ============      =============



    The accompanying notes are an integral part of the financial statements.




                                               CERX ENTERTAINMENT CORPORATION
                                                (A Development Stage Company)
                                Statements of Changes in Stockholders' Deficit for the Period
                                 April 4, 1989 (Inception) to December 31, 1996 - continued


                                                                                                        Deficit
                                                          Common Stock               Additional       Accumulated
                                                    -----------------------            Paid-in           from
                                                    Shares           Amount            Capital         Inception
                                                    ------           ------            -------         ---------

Balance Forward                                    2,989,985      $      2,990     $     17,530      $    (20,827)
Net loss                                                                                                  (12,773)
                                                 -----------        ----------       ----------        -----------
Balance at December 31, 1995                       2,989,985             2,990           17,530           (33,600)
Common stock issued for out of pocket
   expenses incurred, valued at
   $.02 per share                                    123,260               123            2,342                --
Common stock issued pursuant to an
   asset purchase agreement,  valued
   at $.001 per share                              1,195,035             1,195               --                --
Recission of common stock issued
   pursuant to an asset purchase
   agreement, valued at $.001 per share           (1,195,035)           (1,195)              --                --
Common stock issued for out of pocket
   expenses and legal fees incurred,
   valued at $.10 per share                       `1,839,593             1,840          145,327                --
Net loss                                                                                                 (233,902)
                                                 -----------       -----------      -----------        -----------
Balance at December 31, 1996                       4,952,838     $       4,953    $     165,199     $    (267,502)
                                                 ===========      ============     ============      =============




    The accompanying notes are an integral part of the financial statements.



                                               CERX ENTERTAINMENT CORPORATION
                                                (A Development Stage Company)
                                                  Statements of Cash Flows


                                                                                                April 4, 1989
                                                                     Year ended December 31,   (inception) to
                                                                    -------------------------    December 31,
                                                                        1996           1995          1996
                                                                    ----------       --------      --------

Cash flows from operating activities
   Net loss                                                       $    (233,902)   $   (12,773)  $   (267,502)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Common stock issued for costs
        advanced and services                                           149,632             --        151,112
      Increase in amounts due to
        officer/stockholder                                               3,557         12,773         16,637
                                                                     ----------       --------      ---------

        Net cash used in operating activities                           (80,713)            --        (99,753)
                                                                     -----------      --------      ---------

Cash flows from financing activities
   Proceeds from promissory notes                                        83,022             --         83,022
   Proceeds from sale of common stock                                        --             --         19,040
                                                                      ----------      --------      ---------

       Net cash provided by financing activities                         83,022             --        102,062
                                                                      ----------      --------      ---------

Net increase in cash and cash equivalents                                 2,309             --          2,309
Cash and cash equivalents at beginning of year                               --             --             --
                                                                     ----------       --------      ---------

Cash and cash equivalents at end of year                           $      2,309     $       --    $     2,309
                                                                    ===========      =========     ==========


Supplemental cash flow information
   Interest paid                                                   $         --     $       --    $        --
   Income taxes paid                                               $         --     $       --    $        --



    The accompanying notes are an integral part of the financial statements.

                         CERX ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note A -- Summary of Significant Accounting Policies

Description of Business

The financial statements presented are those of Cerx Entertainment Corporation, a development stage company ("Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada. The Company's initial activities were directed towards the raising of capital. On December 28, 1996 a consent by a majority of the Company's shareholders approved a change in the Company's name from Chelsea Atwater, Inc. to Cerex Entertainment Corporation.

As shown in the financial statements, as of December 31, 1996, the Company has incurred cumulative losses of approximately $267,500 and has limited cash. The Company's continuation in existence is dependent on its ability to generate sufficient cash flow to continue to meet its obligations on a timely basis, to obtain additional equity or debt financing, and to obtain future profitable operations. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

Income Taxes

The Company accrues income taxes based on the determination of the amount of taxes payable or refundable currently or in future years using the currently enacted tax laws.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note B -- Stockholders' Deficit

Common Stock Transactions

In 1989, the Company sold 2,249,985 shares of common stock to fifteen persons for the aggregate sum of $19,040. Of these shares, 805,000 common shares were sold to officers and directors of the Company for $3,900.

On September 21, 1994, the Company issued 740,000 shares of common stock to John
D. Brasher Jr., the Company's principal shareholder and President for out of pocket expenses paid on behalf of the Company. These shares were valued at $.002 per share or $1,480.


On January 25, 1996,  the Company  issued 123,260 shares of common stock to John
D. Brasher Jr., for out of pocket expenses paid on behalf of the Company. These shares were valued at $.02 per share or $2,465.

                         CERX ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


On July 12, 1996, the Company's Board of Directors approved a 5 for 1 forward stock split of the Company's $.001 par value common stock. The shares and per share amounts have been restated to reflect this forward stock split.

On December 28, 1996, a majority of the Company's shareholders approved a restructuring of the Company's authorized capital including (1) a reduction in the authorized common shares from 250,000,000 to 50,000,000, (2) an increase in the authorized preferred shares from 5,000,000 to 15,000,000, and (3) a change in par value to $.001 for both the common and preferred stock. All shares and per share amounts have been restated to reflect this restructuring of the Company.

On December 31, 1996, the Company issued 1,839,593 shares of common stock to John D. Brasher Jr., for Company expenses advanced and legal services provided by Brasher & Company. These shares were valued at $.08 per share or $147,167.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

No shares of the Company's $.001 par value preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

1994 Compensatory Stock Option Plan

The Company's shareholders on October 10, 1994 approved a Compensatory Stock Option Plan for officers, key employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 5,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase common stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. The Company will be entitled to a compensating deduction in an amount equal to the taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. As of December 31, 1996, the Company has awarded 1,765,000 shares of common stock under the CSO Plan. The exercise prices range from $.25 to $1.00 per share.

1994 Employee Stock Compensation Plan

The Company's shareholders on October 10, 1994 approved an Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 5,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will be entitled to a compensating deduction in the same amount. The ESC Plan will be administered by the Board of Directors or a committee of directors. As of December 31, 1996, the Company has awarded 1,962,853 shares of common stock under the ESC Plan.

                         CERX ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



Note C - Attempted Business Acquisitions

The Company on July 12, 1996, entered into an Asset Purchase Agreement (PLC Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to the Company certain rights which Casino PLC held under an Option to Purchase and that certain Management Agreement, both dated June 26, 1996, between Casino PLC and E. V. A. LIMITED, a limited liability company organized in St. Vincent and the Grenadines (British West Indies) under the provisions of the Companies Act, Chapter 219 ("EVA"). The PLC Purchase Agreement called for the issuance and delivery to the shareholders of Casino PLC an aggregate of 1,195,035 shares of the Company's common stock, $.001 par value per share (the "PLC Shares") and options ("the PLC Options") to purchase an aggregate of 4,500,000 shares of the Company's stock (the "PLC
Option Shares"). The Company and Casino PLC executed an Assignment and Reservation of Rights which purported to assign to the Company all Casino PLC rights, except for Casino PLC's reservation of a revenue interest. The PLC Shares were issued and delivered to Casino PLC, but the PLC Options never were issued or delivered. The Company reported in a report on Form 8-K dated July 12, 1996, that it had consummated the PLC Purchase Agreement, but the Company believes for several reasons that such agreement in fact never was consummated. Certain deliveries required of Casino PLC were not made, and the PLC Options never were issued or delivered by the Company, among other things. The Company cancelled the PLC Purchase Agreement and all related transactions and cancelled all of the PLC Shares on its stock transfer books for breaches of that agreement by Casino PLC.

The Company executed an Exchange Agreement dated September 30, 1996, later amended, among the Company, E. V. A. LIMITED, a St. Vincent and the Grenadines company ("EVA"), and the shareholders or members of EVA, pursuant to which the Company agreed among other things and subject to certain terms and conditions to purchase all of the issued and outstanding common shares of EVA. The agreement called for the Company to pay and issue to the EVA shareholders in exchange an aggregate of $200,000 in cash represented by promissory notes payable over several years, 500,000 shares of the Company's stock and warrants for the purchase of an additional 500,000 shares of the Company's stock at a price of $2.75 per share, all subject to adjustment. The Company terminated the Exchange Agreement in December, 1996 due to numerous violations of that agreement and breaches or failures of representations and warranties contained in the agreement, and due to the termination by the casino owner of the casino lease under which EVA claimed to operate the casino due to numerous alleged breaches of that lease. Neither the promissory notes, stock or warrants called for in the Exchange Agreement were issued or delivered.

The Company was unsuccessful in these attempted business acquisitions and, therefore, cash advances, legal fees and travel costs in the amount of $154,427 were charged to operations during the year ended December 31, 1996.

Note D -- Public Offering

The Company was unsuccessful in making a public offering and, therefore, offering costs in the amount of $18,034 were charged to operations during the year ended December 31, 1991.

Note E -- Income Taxes

The Company has a net operating loss carryforwards of approximately $267,500 which expire in the years 2004 through 2011.

                         CERX ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



The Company has recorded a deferred tax asset for the net operating loss of approximately $87,600 and has provided a 100% valuation allowance of $87,600 on the deferred tax asset as management has determined that it is more likely than not that the net operating losses will not be utilized in future years.

When more than a 50% change in ownership occurs, the Tax Reform Act of 1986 limits the utilization of NOL carryforwards in the year following the change in ownership to the fair market value of the corporation multiplied by the applicable long-term rate on federal obligations.

Note F -- Related Party Transactions

On January 25, 1996,  the Company  issued 123,160 shares of common stock to John
D. Brasher Jr., the Company's principal shareholder and President for out of pocket expenses paid on behalf of the Company. These shares were valued at $.02 per share or $2,465.

On December 31, 1996, the Company issued 1,839,593 shares of common stock to John D. Brasher Jr., for Company expenses advanced and legal services provided by Brasher & Company. These shares were valued at $.08 per share or $147,167.

The Company was indebted to John D. Brasher Jr., at December 31, 1996, for cash loans and expenses advanced on behalf of the Company. The Company owed Mr. Brasher an aggregate of $83,022 in demand promissory notes and $473 in interest (8% simple interest per annum) for cash loans and $908 for Company expenses advanced. In addition, the Company owed Mr. Brasher's law firm, Brasher & Company, $15,256 for Company expenses advanced in 1996.

The Company owed John D. Brasher Jr., $2465 for out of pocket expenses paid on behalf of the Company at December 31, 1995. In addition, the Company owned Mr. Brasher's law firm $464 for Company expenses advanced and $9,844 in legal services.

The Company utilized office space provided by Brasher & Company at no charge during the years ended December 31, 1996 and 1995.

NOTE G - Subsequent Events

On February 10, 1997, the Board of Directors of the Company designated 4,000,000 shares of the Company's authorized 15,000,000 shares, $.001 par value, preferred stock as a Series A, 6.75% Non-Voting Convertible Preferred Stock. The Series A preferred shares are convertible into 5,500,000 common shares of the Company under certain circumstances. No preferred shares have been issued.

On March 19, 1997, a majority of the Company's shareholder's approved a change in the name of the Company from Cerex Entertainment Corporation to Cerx Entertainment Corporation.

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:   April 14, 1997
                            CERX ENTERTAINMENT CORPORATION




                            /s/ John D. Brasher Jr.
                            By...................................
                            John D. Brasher Jr., President, Chief Exec. Officer, and Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                Title                         Date



  /s/ John D. Brasher Jr.
 ..............................    President, Chief Executive           04/14/97
John D. Brasher Jr.               Officer, Chief Financial Officer,
                                  Director, Chairman of the Board




  /s/ Johnny D. Brasher
 ..............................    Vice President, Director              04/14/97
 Johnny D. Brasher