Form 10QSB
period 1997-03-31
CERX ENTERTAINMENT CORP
filed 1997-05-02
CIK 932127

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB



            Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For Quarter Ended March 31, 1997               Commission File No. 0-25022


                     CERX ENTERTAINMENT CORPORATION
           (Exact name of Registrant as specified in its charter)


         NEVADA                                       72-1148906
(State or other jurisdiction of	                (I.R.S. Empl. Ident. No.)
incorporation or organization)


 90 Madison Street, Suite 707
   Denver, Colorado                                     80206
(Address of Principal Executive Offices)              (Zip Code)

                               (303) 355-3350
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for at least the past 90 days.

                     Yes   X           No

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1997 are as follows:

       Class of Securities                    Shares Outstanding
       -------------------                    ------------------
   Common Stock, $.001 par value                   4,952,838

=============================================================================




                                    INDEX

                                                                     Page of
                                                                      Report
         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of March 31, 1997 (Unaudited) and December 31, 1996.......... 3


         Statement of Operations (Unaudited):

         For the three months ended March 31, 1997 and 1996  and
         Cumulative from inception (April 4, 1989) through March 31,
         1997............................................................ 4


         Statements of Cash Flows (Unaudited):

         For the three months ended March 31, 1997 and 1996 and
         Cumulative from inception (April 4, 1989) through March 31,
         1997............................................................ 5


         Notes to Financial Statements (Unaudited)....................... 6


Item 2.  Management's Discussion and Analysis or Plan of Operation....... 8


         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K............................... 11


         Signatures..................................................... 11



                      CERX  ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                March 31,            Dec. 31,
                                                  1997                 1996
                                                ---------            --------
                      ASSETS
                      ------

CURRENT ASSETS

  Cash                                            39,724               2,309
  Note receivable                                  3,014                  -
                                                ---------            --------
    Total Current Assets                          42,738               2,309

                                                ---------            --------
TOTAL ASSETS                                      42,738               2,309
                                                =========            ========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 7,304                  -
  Due to officer                                  55,309              16,637
  Promissory notes to officer                     97,522              83,022
  Short term loan                                 74,590                  -
                                                ---------           ---------
    Total  Liabilities                           234,725              99,659
                                                ---------           ---------

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value;
    15,000,000 shares authorized;
    4,000,000 shares designated as Series
    A,  6.75%  Non-Voting Convertible
    Prefered Stock; none issued                      -                    -

  Common stock, $.001 par value; 50,000,000
    shares authorized, 4,952,838 shares
    issued and outstanding                         4,953               4,953

  Additional paid-in capital                     165,199             165,199
  Deficit accumulated during the
    development stage                           (362,139)           (267,502)
                                                ---------           ---------
      Total  Stockholders' Deficit              (191,987)            (97,350)

TOTAL LIABILITIES AND                           ---------           ---------
  STOCKHOLDERS' DEFICIT                           42,738               2,309
                                                =========           =========


               See accompanying notes to financial statements.


                     CERX  ENTERTAINMENT CORPORATION
                      (A Development Stage Company)
                        Statement of Operations
                             (Unaudited)


                                                              Cumulative from
                                For The Three Months Ended,     inception to
                                  March 31,       March 31,       March 31,
                                    1997            1996            1997
                                ------------   -------------   --------------

Revenues
  Interest                              14              -                14
                                ------------   -------------   --------------
    Total revenue                       14              -                14


Costs and Expenses:
  Costs related to attempted
    business acquisition            11,090              -           165,517
  General and administrative        81,698           3,565          171,266
  Interest                           1,863              -             2,336
  Offering costs                        -               -            18,034
                                ------------   -------------   --------------
    Total expenses                  94,651           3,565          357,153


                                ------------   -------------   --------------
Net loss                           (94,637)         (3,565)        (357,139)
                                ============   =============   ==============

Net loss per common share            (0.02)           (Nil)
                                ============   =============

Weighted average shares
  outstanding                    4,952,838       3,113,245
                                ============   =============




               See accompanying notes to financial statements.


                        CERX  ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                 For the Three months ended,  Cumulative from
                                       March  31,               inception to
                                   1997           1996         March 31, 1997
                               ----------      ----------      --------------
Cash flows from operating
  activities
  Net loss                       (94,637)         (3,565)           (362,139)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Note receivable             (3,014)             -               (3,014)
      Common stock issued for
        costs advanced and
        services                      -            2,465             151,112
      Increase in amounts due
        to officer                45,976           1,100              62,613
                               ----------      ----------       -------------
  Net cash used in operating
    activities                   (51,675)             -             (151,428)


Cash flows from financing
    activities
  Proceeds from promissory
    notes                         14,500              -               97,522
  Short term loan                 74,590              -               74,590
  Proceeds from sale of
    common stock                      -               -               19,040
                              -----------      -----------      -------------
    Net cash provided by
      financing activities        89,090              -              191,152


                              ------------     ------------     -------------
Net increase in cash and
  cash equivalents                37,415              -               39,724
                              ------------     ------------     -------------

Cash and cash equivalents
  at beg. period                   2,309              -                   -
                              ------------     ------------     -------------

Cash and cash equivalents
  at end of period                39,724              -               39,724
                              ============     ============     =============



                 See accompanying notes to financial statements.




                        CERX ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 (Unaudited)


Note 1. Cerx Entertainment Corporation ("Company") was incorporated in the State of Nevada on April 4, 1989, under the name Chelsea Atwater, Inc. The Company's name was changed in January 1997 to Cerex Entertainment Corporation and changed again due to potential name conflicts in February 1997 to Cerx Entertainment Corporation. The common stock of the Company is quoted on the OTC Electronic Bulletin Board under symbol CERX but has not been actively traded.

          The Company's former business was to find and acquire an unidenti-fied existing company or business in order to become operational and increase shareholder value. The Company's Board of Directors determined in late 1996 to seek funding to originate a new business, that of creating and operating various entertainment, news and information, sports, gaming and children's networks on the World Wide Web portion of the Internet. The Company initiated certain efforts and has made certain expenditures during the first quarter in connection with its attempts to establish this new business.

          The audit report of the Company's independent accountants reporting on the Company's financial statements for the year ended December 31, 1996, expressed doubt regarding the Company's ability to continue as a going concern in light of the Company's recurring losses and current liabilities, unless the Company obtains future profitable operations or additional financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.


Note 2. The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and motes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1996.


Note 3. At the end of the first quarter, the Company owed $97,522 in principal and $2,335 in interest to John D. Brasher Jr., the Company's principal shareholder and Chairman, President and Chief Executive Officer, for cash loaned, evidenced by demand promissory notes bearing simple interest at 8% per annum, and $908 in corporate expenses personally advanced by him. The Company also owed to its legal counsel, Brasher & Company, which is owned by Mr. Brasher, $22,501 for corporate expenses advanced and $31,640 in legal fees.

Note 4. The Company is attempting to raise cash through the sale of its preferred stock and hopes to raise not less than $5 million in the second and third quarters of 1997. The offering of shares is antici-pated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter, the Company received from the firm designated to act as distributor of the preferred shares approximately US$75,000 as an advance against this anticipated offering to assist the Company in ramping up to conduct the offering. Although no loan documents have been executed, the Company has elected to treat the advance as a loan. Should the offering be succesful, the advance will either be repaid or converted to the Company preferred stock on the same terms as the preferred stock offering, as the distributor elects. The Company has not yet executed a formal agreement with the distributor, and the distributor is not under any legal or other obligation to sell any shares of preferred stock. Thus there can be no assurance that any such stock can be sold. The Company's failure to raise such funds would mean its inability to launch its business plan described above at Note 3.



                        CERX ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                         Notes to Financial Statements
                                 (Unaudited)



Note 5. The Board of Directors, pursuant to statutory authority set forth in the Nevada General Corporation Law and pursuant to authority contained in the Company's articles of incorporation as amended to date, by resolution established and designated a series of preferred stock consisting of 4,000,000 shares, designated as the SERIES A, 6.75% NON-VOTING CONVERTIBLE PREFERRED STOCK. No shares of such series have been issued.

Note 6. Loss per common share is based on the weighted average number of common shares outstanding during the period.

Note 7. During the year ended December 31, 1996, the Company incurred a net loss of $233,902 and as of that date had accumulated a deficit of $267,502. During the first quarter covered by these statements, the Company realized no revenues and incurred a loss for the quarter of $89,637. The Company's operations during the first quarter consisted primarily of activities related to its attempt to raise capital for operations and preliminary activities looking toward launch of its operations once funding is received.






Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Background Information

          Cerx Entertainment Corporation, a Nevada corporation ("Cerx" or the "Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. Cerx's efforts at this time are concentrated upon raising capital to execute its business plan to become the premier operator of entertainment networks on the Internet, including networks for kids, news, sports, gaming and general entertainment. See "Plan of Operation" below. Cerx's principal executive offices are located at 90 Madison Street, Suite 707, Denver, Colorado 80206. Its telephone number there is (303) 355-3350, and its facsimile is (303) 355-3063.

        Forward-Looking Information

          This report contains certain forward-looking statements and infor-mation relating to Cerx that are based on the beliefs of its manage-ment as well as assumptions made by and information currently avail-able to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to Cerx or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Cerx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Cerx's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned fundings and technologies, third party technologies which render Cerx's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and develop-ment personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which Cerx's business ultimately is built. Cerx does not intend to update these forward-looking statements.


        Liquidity and Capital Resources

          Cerx has funded its operations to date exclusively through cash loans and cash advances provided by shareholders. Cerx did not realize any cash from equity financing activities in 1996 and has no line of credit or similar credit facility available to it. However, Cerx currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless and until it is able to raise the equity capital to become operational. Assets and cash avail-able to Cerx from its management and current shareholders are not sufficient for Cerx to carry out its business plan as described in this report without additional funding.

          As of March 31, 1997, Cerx had accumulated a deficit (net loss) of $357,139 since inception and had $39,724 in cash on hand but no other significant assets. Cerx was indebted to John D. Brasher Jr., at March 31, 1997, for cash loans, expenses advanced and legal fees, including $97,522 in principal and $2,335 in interest for cash loans and $908 for expenses advanced. In addition, at March 31, 1997, Cerx owed Mr. Brasher's law firm, Brasher & Company, $22,501 for Cerx expenses advanced and $31,640 in legal fees. Cerx has no long-term liabilities.

          The most likely source of capital available to Cerx is through an offering of its securities for cash. Cerx is taking steps to initiate the raising of capital through the sale of its preferred stock and hopes to raise not less than $5 million in the second and third quarters of 1997. The offering is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter, Cerx received, from the group designated to act as distributor of the preferred shares, approximately US$75,000 as an advance against this offering to assist Cerx with expenses of ramping up to conduct this offering.

          Although no formal loan documents have been executed, Cerx has elected to treat the advance as a loan. Should the offering be succesful, the advance will either be repaid or converted to Cerx preferred stock on the same terms as the preferred stock offering, as the distributor elects. Cerx has not yet executed a formal agreement with the distributor, and the distributor is not under any legal or other obligation to sell any shares of preferred stock, and there can be no assurance that such sums can be raised. Cerx's failure to raise such funds from another source would mean its inability to launch its business plan described in this report.

          If the required capital is not raised, Cerx will pursue a different business plan and probably will seek an existing business to acquire for the benefit of its shareholders. In such event, Cerx believes that existing cash and cash equivalents and cash advances available from shareholders will be sufficient to cover its expenses for the remain-der of calendar 1997.

        Results of Operations - First Quarter 1997

          During the quarter ended March 31, 1997, the first quarter of the year, Cerx incurred a net loss of $89,637. Expenses in the first quarter related primarily to miscellaneous operating costs and professional fees. Activities during the quarter included taking preliminary steps to launch Cerx's new business plan of operating interactive entertainment networks on the Internet, change of the corporate name and other amendments of Cerx's articles of incorpora-tion, ramping-up activities preparatory to a planned offering of preferred stock, and other miscellaneous activities. Cerx paid no rent or salaries during the quarter.

        Results of Operations - First Quarter 1996

          During the quarter ended March 31, 1996, Cerx had no revenues and incurred a net loss of $3,565. Expenses in the first quarter of 1996 related primarily to miscellaneous operating costs and professional fees. Operating costs primarily related to filing of reports with the Securities and Exchange Commission and investigating business opportunities. Cerx paid no salaries or rent during the first quarter of 1996 and incurred only insignificant administrative or overhead costs. Operations for the quarter consisted primarily of investi-gating potenial acquisitions of other businesses.

        New Business Direction

          Cerx plans upon receipt of adequate funding, of which there is no assurance, to begin design and construction of interactive entertain-ment, information, children's, sports and gaming networks on the World Wide Web, as described below. Cerx management believes that the "Web public" will respond positively to and pay for access to and use of entertainment and information networks on the Web that feature content-rich and diverse offerings organized for the benefit of Web users, not of vendors and operators. More detailed information concerning the business plan of Cerx is set forth in its annual report on Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

          CERX WORLD INTERACTIVE NETWORK ("CWIN"). CWIN is intended to be the crown jewel of Cerx entertainment networks, providing a dynamic, high-performance platform for entertainment offerings, interactive games and other interactive diversions.

          CERX SPORTS NETWORK (CSpN). Planned to be a sports oriented network eventually featuring virtual sporting events, fantasy (rotisserie) sports leagues, virtual interaction with historical sports figures, a sports ticker allowing members to keep track of scores, injuries, trades, updates and upcoming events and general sports news, and much more.

          CERX KIDS NETWORK (Ckids). The Cerx Kids Network network is planned to consist of games, fantasy offerings, chat rooms and e-mail, news for kids, educational games and diversions, and much more. Cerx Kids Network will aim to entertain children and expand their minds with engaging interactive experiences.

          CERX XTENDED NEWS NETWORK (CXNN). Cerx plans to offer news on CXNN in a three-tiered arrangement. The first tier will be briefs of the day's financial, political and other news, arranged logically and cross-referenced in a manner easy to navigate for users. The second tier will feature more in-depth articles for users wishing to pursue highlighted news items. The third tier will be an archive of news items allowing interested users to pursue topics of interest (ex: landmines in Bosnia) through an archive, or database, of existing news.

          CERX GAMING NETWORK (CGN). CGN plans to offer traditional casino games (blackjack, baccarat, chemin de fer, poker, slot machines, roulette and perhaps craps) and custom games, including offerings for younger members not attracted to traditional casino-style games. Cerx does not intend to conduct gambling for money or other value in the United States or available to persons in the United States unless satisfied that it is lawful to do so.

          Cerx management believes that the Web is a fundamentally different medium from its "old media" predecessors, meaning radio, television, newspapers and cable television. The Web is interactive and operates in a rich, multimedia environment. Cerx management anticipates that successful operators in the digital economy will succeed by focusing on empowering Web site users and facilitating meaningful communica-tion between users.

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

          Management anticipates that a Cerx priority will be to form strate-gic alliances with both other content providers and Internet infra-structure developers in order to establish a "brand" identity and presence on the World Wide Web. As Cerx establishes this identity and presence through marketing, high-quality entertainment, a competitive rate structure and aggressive product acquisition-licensing strategy, management believes that it will have a unique opportunity to become a significant force in the digital economy.

          Through its entertainment networks, Cerx anticipates earning revenues from many sources, including fees from its network and game subscribers, royalties and transactional fees from hosted programs, advertising revenues, interest on deposits, development fees, income from gaming operations, and splitting of revenues from merchandise and service sales.

          Cerx intends to build its networks on a paid subscription basis in which subscriber-members will pay a small monthly fee in order to belong to one or more of the Cerx networks. As a Cerx network member, subscribers generally will have full and free access to resources offered on or through the network. Members will be charged, however, for additional services ordered, such as playing certain games, participating in certain activities, downloading certain information or news from archives, and other services. Such charges will be reasonable, since Cerx believes that the high costs of subscribing to numerous Web sites (newspapers, magazines, encyclopedias, other news sites, financial news sites, and the like), each of which run from $4.95 to $19.95 per month, are prohibitive. Cerx believes that it can add value for members by making such information available on a very inexpensive basis, such as a small charge for downloading a magazine article. The Cerx Gaming Network will be operated on a separate basis, and persons gambling on CGN for money will be required to post deposits and to gamble against those deposits.

          If Cerx is successful at building a base of subscribers or members of its entertainment networks, management anticipates that it will eventually be able to sell advertising of various types on its net-works and derive additional income from advertising. However, manage-ment has determined to concentrate in the first few years on building a base of paying subscribers and game players instead of relying on advertising sales, as do many companies on the Web. Cerx management believes that current advertising-based Internet business models are not practical due to the general lack of effectiveness of Web adver-tising at this time and is not aware of any known to have made money consistently or on a significant scale.

          Cerx is planning its networks to be content-driven and its business orientation will be revenue-based. Cerx is committed to generating revenues and focusing on achieving profitability as soon as possible. However, it must be remembered that the digital economy is a largely unexplored territory and is a rapidly evolving marketplace, charac-terized by constantly changing and advancing technology. For these and many other reasons, there can be no assurance that Cerx's business plan will be successful. For a fuller description of Cerx's business plan, please see the Cerx Entertainment Corporation annual report on Form 10-KSB for the year ended December 31,1996, which contains additional information concerning Cerx's marketing plans and applicable competitive and risk factors, among other information.

        Plan of Operation - Next Twelve Months

          Cerx's plan of operation for the next twelve months will be determined by its success or lack of success in raising capital. Assuming that Cerx raises the requisite funding, it will take the following steps over the next twelve months:

        1. Begin hiring of necessary personnel, including executives, key employees and support staff.

        2. Purchase or lease high-speed servers, software and software development tools, limited production studio tools, routers and other equipment on an as-needed basis necessary to establish and begin operation of the planned Cerx World Wide Web networks.

        3. Commence development of two the first two entertainment networks, CWIN and CGN. Cerx believes that it can make advantageous arrange-ments for the purchase, licensing or hosting of advanced Web gambling software and will have access to professional development teams intimately familiar with the software. Development of pro-gramming for the CWIN network is expected to occur more or less simultaneously, with Cerx also purchasing, licensing or hosting software and products developed by independent companies.

        4. Market Cerx network platform services to independent producers of software and media and attempt to purchase, license or obtain hosting agreements with the producers.

        5. Market Cerx networks to subscribers in order to build as large a base of paying membership as possible as fast as possible.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        NONE.

        (b) Reports on Form 8-K.

        Report on Form 8-K dated January 27, 1997 (change of name, etc.)




                                 SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 29, 1997             CERX ENTERTAINMENT CORPORATION





                                       /s/ John D. Brasher Jr.
                                   By.......................................
                                           John D. Brasher Jr.,
                                           Chairman, Chief Exec. Officer,
                                           President, Chief Financial Officer