Form 10QSB
period 1997-06-30
CERX ENTERTAINMENT CORP
filed 1997-08-14
CIK 932127

=============================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended June 30, 1997        Commission File No. 0-25022


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

                     Yes   X           No

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1997 are as follows:


           Class of Securities                  Shares Outstanding
       Common Stock, $.001 par value                5,002,838






                                    INDEX

                                                                     Page of
                                                                      Report
         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of June 30, 1997 (Unaudited) and December 31, 1996.......... 3


         Statement of Operations (Unaudited):

         For the six months ended June 30, 1997 and 1996  and
         Cumulative from inception (April 4, 1989) through June 30,
         1997........................................................... 4


         Statements of Cash Flows (Unaudited):

         For the six months ended June 30, 1997 and 1996 and
         Cumulative from inception (April 4, 1989) through June 30,
         1997........................................................... 5


         Notes to Financial Statements (Unaudited)...................... 6


Item 2.  Management's Discussion and Analysis or Plan of Operation...... 8


         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.............................. 11


         Signatures.................................................... 11



                      CERX  ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                June 30,            Dec. 31,
                                                  1997                 1996
                                                ---------            --------
                      ASSETS
                      ------

CURRENT ASSETS

  Cash                                            12,307               2,309
  Note receivable                                  3,074                  -
                                                ---------            --------
    Total Current Assets                          15,381               2,309

                                                ---------            --------
TOTAL ASSETS                                      15,381               2,309
                                                =========            ========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 4,330                  -
  Due to officer                                  55,309              16,637
  Promissory notes to officer                     97,522              83,022
  Short term loan                                 74,590                  -
                                                ---------           ---------
    Total  Liabilities                           231,751              99,659
                                                ---------           ---------

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value;
    15,000,000 shares authorized;
    5,000,000 shares designated as Series
    A,  6.75%  Non-Voting Convertible
    Prefered Stock; none issued                      -                    -

  Common stock, $.001 par value; 50,000,000
    shares authorized, 5,002,838 shares
    issued and outstanding                         5,003               4,953

  Additional paid-in capital                     167,649             165,199
  Deficit accumulated during the
    development stage                           (389,022)           (267,502)
                                                ---------           ---------
      Total  Stockholders' Deficit              (216,370)            (97,350)

TOTAL LIABILITIES AND                           ---------           ---------
  STOCKHOLDERS' DEFICIT                           15,381               2,309
                                                =========           =========


               See accompanying notes to financial statements.


                     CERX  ENTERTAINMENT CORPORATION
                      (A Development Stage Company)
                        Statement of Operations
                             (Unaudited)


                                                              Cumulative from
                                 For The Six Months Ended,      inception to
                                  June 30,        June 30,        June 30,
                                    1997            1996            1997
                                ------------   -------------   --------------

Revenues
  Interest                              74              -                74
                                ------------   -------------   --------------
    Total revenue                       74              -                74


Costs and Expenses:
  Costs related to attempted
    business acquisition            13,090              -           162,517
  General and administrative       104,474           3,565          199,092
  Interest                           4,030              -             4,503
  Offering costs                        -               -            18,034
                                ------------   -------------   --------------
    Total expenses                 121,594           3,565          389,146


                                ------------   -------------   --------------
Net loss                          (121,520)         (3,565)        (389,072)
                                ============   =============   ==============

Net loss per common share            (0.02)           (Nil)
                                ============   =============

Weighted average shares
  outstanding                    4,977,838       3,113,245
                                ============   =============




               See accompanying notes to financial statements.


                        CERX  ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                 For the Six Months Ended,    Cumulative from
                                       June  30,                inception to
                                   1997           1996         June 30, 1997
                               ----------      ----------      --------------
Cash flows from operating
  activities
  Net loss                      (121,520)         (3,565)           (389,022)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Note receivable             (3,074)             -               (3,074)
      Accounts payable             4,330              -                4,330
      Common stock issued for
        costs advanced and
        services                      -            2,465             151,112
      Increase in amounts due
        to officer                38,672           1,100              55,309
                               ----------      ----------       -------------
  Net cash used in operating
    activities                   (81,592)             -             (181,345)


Cash flows from financing
    activities
  Proceeds from promissory
    notes                         14,500              -               97,522
  Short term loan                 74,590              -               74,590
  Proceeds from sale of
    common stock                   2,500              -               21,540
                              -----------      -----------      -------------
    Net cash provided by
      financing activities        91,590              -              193,652


                              ------------     ------------     -------------
Net increase in cash and
  cash equivalents                 9,998              -               12,307
                              ------------     ------------     -------------

Cash and cash equivalents
  at beg. period                   2,309              -                   -
                              ------------     ------------     -------------

Cash and cash equivalents
  at end of period                12,307              -               12,307
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

    The Company's former business was to find and acquire an unidentified existing company or business in order to become operational and increase shareholder value. The Company's Board of Directors determined in late 1996 to seek funding to originate a new business, that of creating and operating various entertainment, news and information, sports, gaming and children's networks on the World Wide Web portion of the Internet. The Company initiated certain efforts and has made certain expenditures during the first and second quarter in connection with its attempts to establish this new business.

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

Note 2.

    The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principle for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December
    31, 1996.


Note 3.

    At the end of the second quarter, the Company owed $97,522 in principal and $4,030 in interest to John D. Brasher Jr., the Company's principal shareholder and Chairman, President and Chief Executive Officer, for cash loaned, evidenced by demand promissory notes bearing simple interest at 8% per annum. The Company also owed to its legal counsel, Brasher & Company, which is owned by Mr. Brasher, $55,309 for corporate expenses advanced and legal fees.

Note 4.

    The Company is attempting to raise cash through the sale of its preferred stock and hopes to raise not less than $5 million in the second and third quarters of 1997. The offering of shares is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter, the Company received from the firm designated to act as distributor of the preferred shares approximately US$75,000 as an advance against this anticipated offering to assist the Company in ramping up to conduct the offering. Although no loan documents have been executed, the Company has elected to treat the advance as a loan. Should the offering be successful, the advance will either be repaid or converted to the Company preferred stock on the same terms as the preferred stock offering, as the distributor elects. The Company has not yet executed a formal agreement with the distributor, and the distributor is not under any legal or other obli-gation to sell any shares of preferred stock. Thus there can be no assurance that any such stock can be sold. The Company's failure to raise such funds would mean its inability to launch its business plan described above at Note 3.



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

Note 7.

    During the year ended December 31, 1996, the Company incurred a net loss of $233,902 and as of that date had accumulated a deficit of $267,502. During the second quarter covered by these statements, the Company realized no revenues and incurred a loss for the quarter of $26,883. The Company's operations during the second quarter consisted primarily of activities related to its attempt to raise capital for operations and preliminary activities looking toward launch ofits operations once funding is received.



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


Forward-Looking Information

  This report contains certain forward-looking statements and information relating to Cerx that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to Cerx or its management, are intended to identify forward-looking statements.
These statements reflect management's current view of Cerx with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Cerx's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned fundings and technologies, third party technologies which render Cerx's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which Cerx's business ultimately is built. Cerx does not intend to update these forward-looking statements.


Liquidity and Capital Resources

  Cerx has funded its operations to date exclusively through cash loans and cash advances provided by shareholders. Cerx did not realize any cash from equity financing activities in 1996 and has no line of credit or similar credit facility available to it. However, Cerx currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless and until it is able to raise the equity capital to become operational. Assets and cash available to Cerx from its management and current shareholders are not sufficient for Cerx to carry out its business plan described in this report without additional funding.

  As of June 30, 1997, Cerx had accumulated a deficit (net loss) of $389,072 since inception and had $12,307 in cash on hand but no other significant assets. Cerx was indebted to John D. Brasher Jr., at June 30, 1997, for cash loans, expenses advanced and legal fees, including $97,522 in principal and $4,503 in interest for cash loans. In addition, at June 30, 1997, Cerx owed Mr. Brasher's law firm, Brasher & Company, $55,309 for Cerx expenses advanced and legal fees. Cerx has no long-term liabilities.

  The most likely source of capital available to Cerx is through an offering of its securities for cash. Cerx is taking steps to initiate the raising of capital through the sale of its preferred stock and hopes to raise not less than $5 million in the second and third quarters of 1997. The offering is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter, Cerx received, from the group designated to act as distributor of the preferred shares, approximately US$75,000 as an advance against this offering to assist Cerx with expenses of ramping up to conduct the offering.

  Although no formal loan documents have been executed, Cerx has elected to treat the advance as a loan. Should the offering be successful, the advance will either be repaid or converted to Cerx preferred stock on the same terms as the preferred stock offering, as the distributor elects. Cerx has not yet executed a formal agreement with the distributor, and the distributor is not under any legal or other obligation to sell any shares of preferred stock, and there can be no assurance that such sums can be raised. Cerx's failure to raise such funds from another source would mean its inability to launch its business plan described in this report.

  If the required capital is not raised, Cerx will pursue a different busi-ness plan and probably will seek an existing business to acquire for the benefit of its shareholders. In such event, Cerx believes that existing cash and cash equivalents and cash advances available from shareholders will be sufficient to cover its expenses for the remainder of calendar 1997.


Results of Operations - Second Quarter 1997

  During the quarter ended June 30, 1997, the second quarter of the year, Cerx incurred a net loss of $26,883. Expenses in the second quarter related primarily to miscellaneous operating costs. Activities during the quarter included taking preliminary steps to launch Cerx's new business plan of operating interactive entertainment networks on the Internet, change of the corporate name and other amendments of Cerx's articles of incorporation, ramping-up activities preparatory to a planned offering of preferred stock, and other miscellaneous activities. Cerx paid no rent or salaries during the quarter.


Results of Operations - Second Quarter 1996

  During the quarter ended June 30, 1996, Cerx had no revenues and incurred a net loss of $3,565. Expenses in the second quarter of 1996 related primarily to miscellaneous operating costs and professional fees. Operating costs primarily related to filing of reports with the Securities and Exchange Commission and investigating business opportunities. Cerx paid no salaries or rent during the second quarter of 1996 and incurred only insignificant administrative or overhead costs. Operations for the quarter consisted primarily of investigating potential acquisitions of other businesses.

New Business Direction

  Cerx plans upon receipt of adequate funding, of which there is no assurance, to begin design and construction of interactive entertainment, information, children's, sports and gaming networks on the World Wide Web, as described below. Cerx management believes that the "Web public" will respond positively to and pay for access to and use of entertainment and information networks on the Web that feature content-rich and diverse offerings organized for the benefit of Web users, not of vendors and operators. More detailed information concerning the business plan of Cerx is set forth in its annual report on Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

  Cerx management believes that the Web is a fundamentally different medium from its "old media" predecessors, meaning radio, television, newspapers and cable television. The Web is interactive and operates in a rich, multimedia environment. Cerx management anticipates that successful operators in the digital economy will succeed by focusing on empowering Web site users and facilitating meaningful communication between users.

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

  Each Cerx network will include marketing of services, games and other entertainment offerings, clothing and many other types of merchandise. Market-ing will include promotions and giveaways, links between Cerx networks and links to other Web sites, and other forms of marketing. Cerx management believes that it can arrange to have its CWIN, Ckids, CXNN and CSPN networks added as "bookmarks" on the Netscape and Microsoft Explorer browsers. Each network will feature bulletin boards and "chat" rooms, so that network members with similar interests never have to leave the network to talk with other interested members on a real-time basis.

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

  If Cerx is successful at building a base of subscribers or members of its entertainment networks, management anticipates that it will eventually be able to sell advertising of various types on its networks and derive addi-tional income from advertising. However, management has determined to concentrate in the first few years on building a base of paying subscribers and game players instead of relying on advertising sales, as do many companies on the Web. Cerx management believes that current advertising-based Internet business models are not practical due to the general lack of effectiveness of Web advertising at this time and is not aware of any known to have made money consistently or on a significant scale.

  Cerx is planning its networks to be content-driven and its business orien-tation will be revenue-based. Cerx is committed to generating revenues and focusing on achieving profitability as soon as possible. However, it must be remembered that the digital economy is a largely unexplored territory and is a rapidly evolving marketplace, characterized by constantly changing and advancing technology. For these and many other reasons, there can be no assurance that Cerx's business plan will be successful. For a fuller descrip-tion of Cerx's business plan, please see the Cerx Entertainment Corporation annual report on Form 10-KSB for the year ended December 31, 1996, which contains additional information concerning Cerx's marketing plans and applic-able competitive and risk factors, among other information.

Plan of Operation - Next Twelve Months

  Cerx's plan of operation for the next twelve months will be determined by its success or lack of success in raising capital. Assuming that Cerx raises the requisite funding, it will take the following steps over the next twelve months:

  1. Begin hiring of necessary personnel, including executives, key employees and support staff.

  2. Purchase or lease high-speed servers, software and software development tools, limited production studio tools, routers and other equipment on an as -needed basis necessary to establish and begin operation of the planned Cerx World Wide Web networks.

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

  4. Market Cerx network platform services to independent producers of software and media and attempt to purchase, license or obtain hosting agree-ments with the producers.

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

DATED: August 8, 1997

              CERX ENTERTAINMENT CORPORATION




              /s/ John D. Brasher Jr.
       By...........................................................
                  John D. Brasher Jr.,
             Chairman, Chief Exec. Officer,
           President, Chief Financial Officer