Form 10QSB
period 1997-09-30
CERX ENTERTAINMENT CORP
filed 1997-11-05
CIK 932127

=============================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended September 30, 1997        Commission File No. 0-25022


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

                     Yes   X           No

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 1997 are as follows:


           Class of Securities                  Shares Outstanding
           -------------------                  ------------------
       Common Stock, $.001 par value                5,002,838






                                    INDEX

                                                                     Page of
                                                                      Report
         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of September 30, 1997 (Unaudited) and December 31, 1996..... 3


         Statement of Operations (Unaudited):

         For the nine months ended September 30, 1997 and 1996 and Cumulative from inception (April 4, 1989) through September 30,
         1997........................................................... 4


         Statements of Cash Flows (Unaudited):

         For the nine months ended September 30, 1997 and 1996 and Cumulative from inception (April 4, 1989) through September 30,
         1997........................................................... 5


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


         PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.............................. 11


         Signatures.................................................... 11



                      CERX  ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                              Balance Sheets
                                (Unaudited)

                                                Sept. 30,            Dec. 31,
                                                  1997                 1996
                                                ---------            --------
                               ASSETS
                               ------

CURRENT ASSETS

  Cash                                            10,268               2,309
  Note receivable                                     -                   -
                                                ---------            --------
    Total Current Assets                          10,268               2,309

                                                ---------            --------
Total Assets                                      10,268               2,309
                                                =========            ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES

  Accounts payable                                 1,501                  -
  Due to officer                                  61,117              16,637
  Promissory notes to officer                     97,522              83,022
  Short term loan                                 74,590                  -
                                                ---------           ---------
    Total  Current Liabilities                   234,730              99,659
                                                ---------           ---------

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value;
    15,000,000 shares authorized;
    5,000,000 shares designated as Series
    A,  6.75%  Non-Voting Convertible
    Preferred Stock; none issued                      -                    -

  Common stock, $.001 par value; 50,000,000
    shares authorized, 5,002,838 shares
    issued and outstanding                         5,003               4,953

  Additional paid-in capital                     167,649             165,199
  Deficit accumulated during the
    development stage                           (397,114)           (267,502)
                                                ---------           ---------
      Total  Stockholders' Deficit              (224,462)            (97,350)

TOTAL LIABILITIES AND                           ---------           ---------
  STOCKHOLDERS' DEFICIT                           10,268               2,309
                                                =========           =========


               See accompanying notes to financial statements.


                     CERX  ENTERTAINMENT CORPORATION
                      (A Development Stage Company)
                        Statement of Operations
                             (Unaudited)


                                                              Cumulative from
                                 For The Nine Months Ended,      inception to
                                  Sept. 30,      Sept. 30,       Sept. 30,
                                    1997            1996            1997
                                ------------   -------------   --------------

Revenues:
  Interest                              74              -                74
                                ------------   -------------   --------------
    Total revenues                      74              -                74


Costs and Expenses:
  Costs related to attempted
    business acquisition            13,090              -           167,517
  General and administrative       110,813          10,695          205,381
  Interest                           5,783              -             6,256
  Offering costs                        -               -            18,034
                                ------------   -------------   --------------
    Total cost and expenses        129,686          10,695          397,188


                                ------------   -------------   --------------
Net loss                          (129,612)        (10,695)        (397,114)
                                ============   =============   ==============

Net loss per common share            (0.03)           (Nil)
                                ============   =============

Weighted average shares
  outstanding                    4,986,171       3,113,245
                                ============   =============




               See accompanying notes to financial statements.


                        CERX  ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                 For the Nine Months Ended,    Cumulative from
                                       Sept.  30,                inception to
                                   1997           1996         Sept. 30, 1997
                               ----------      ----------      --------------
Cash flows from operating
  activities:
  Net loss                      (129,612)        (10,695)           (397,114)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Note receivable                 -               -                   -
      Accounts payable             1,501              -                1,501
      Common stock issued for
        costs advanced and
        services                      -            7,395             151,112
      Increase in amounts due
        to officer                44,480           3,300              61,117
                               ----------      ----------       -------------
  Net cash used in operating
    activities                   (83,631)             -             (183,384)


Cash flows from financing
    activities:
  Proceeds from promissory
    notes                         14,500              -               97,522
  Short term loan                 74,590              -               74,590
  Proceeds from sale of
    common stock                   2,500              -               21,540
                              -----------      -----------      -------------
    Net cash provided by
      financing activities        91,590              -              193,652


                              ------------     ------------     -------------
Net increase in cash               7,959              -               10,268
                              ------------     ------------     -------------

Cash at beg. of period             2,309              -                   -
                              ------------     ------------     -------------

Cash at end of period             10,268              -               10,268
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


Note 3.

    At the end of the third quarter, the Company owed $97,522 in principal and $6,526 in interest to John D. Brasher Jr., the Company's principal shareholder and Chairman, President and Chief Executive Officer, for cash loaned, evidenced by demand promissory notes bearing simple interest at 8% per annum. The Company also owed to its legal counsel, Brasher & Company, which is owned by Mr. Brasher, $61,117 for corporate expenses advanced and legal fees.

Note 4.

    The Company is attempting to raise cash through the sale of its preferred stock and hopes to raise not less than $3 million in the fourth quarter of 1997. The offering of shares is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter of 1997, the Company received from a firm intending to act as distributor of shares approximately US$75,000 as an advance against this anticipated offering to assist the Company in ramping up to conduct the offering. Although no loan documents have been executed, the Company has elected to treat the advance as a loan. Should the offering be successful, the advance will either be repaid or converted to the Company preferred stock on the same terms as the preferred stock offering, as the distributor elects. The Company has not yet executed a formal agreement with the distributor, and the distributor is not under any legal or other obli-gation to sell any shares of preferred stock. Thus there can be no assurance that any such stock can be sold. The Company's failure to raise such funds would mean its inability to launch its business plan.




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

Note 7.

    During the year ended December 31, 1996, the Company incurred a net loss of $233,902 and as of that date had accumulated a deficit of $267,502. During the third quarter covered by these statements, the Company realized no revenues and incurred a loss for the quarter of $8,299. The Company's operations during the quarter consisted primarily of activities related to its attempt to raise capital for operations and preliminary activities looking toward launch ofits operations once funding is received.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Background Information

  Cerx Entertainment Corporation, a Nevada corporation ("Cerx" or the "Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. Cerx's efforts at this time are concentrated upon raising capital to execute its business plan to become the premier operator of entertainment networks on the Internet, potentially including networks for kids, news, sports, gaming and general entertainment. See "Plan of Operation" below. Cerx's principal executive offices are located at 90 Madison Street, Suite 707, Denver, Colorado 80206. Its telephone number there is (303) 355-3350, and its facsimile number is (303) 355-3063.


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

  As of September 30, 1997, Cerx had accumulated a deficit (net loss) of $397,114 since inception and had $10,268 in cash on hand but no other significant assets. Cerx was indebted to John D. Brasher Jr., at September 30, 1997, for cash loans amounting to $97,522 in principal and $6,256 in interest. In addition, at September 30, 1997, Cerx owed Mr. Brasher's law firm, Brasher & Company, $61,117 for Cerx expenses advanced and legal fees. Cerx has no long-term liabilities.

  The most likely source of capital available to Cerx is through an offering of its securities for cash. Cerx is taking steps to initiate the raising of capital through the sale of its preferred stock and hopes to raise not less than $3 million in the fourth quarter of 1997. The offering is anticipated to be made outside the United States of America in reliance upon Regulation S under the Securities Act of 1933, as amended. During the first quarter of 1997, Cerx received, from a group intending to act as distributor of Cerx shares, approximately US$75,000 as an advance against this offering to assist Cerx with expenses of ramping up to conduct the offering.

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

  If the required capital is not raised, Cerx will pursue a different busi-ness plan and probably will seek an existing business to acquire for the benefit of its shareholders. In such event, Cerx believes that existing cash and cash equivalents and cash advances available from shareholders will be sufficient to cover its expenses for the remainder of 1997.


Results of Operations - Third Quarter 1997

  During the quarter ended September 30, 1997, the third quarter of the year, Cerx incurred a net loss of $8,299. Expenses in the quarter related primarily to miscellaneous operating costs and professional fees and interest on promissory notes. Cerx paid no rent or salaries during the quarter.


Results of Operations - Third Quarter 1996

  During the quarter ended September 30, 1996, Cerx had no revenues and incurred a net loss of $10,695. Expenses in the third quarter of 1996 related primarily to miscellaneous operating costs and professional fees. Operating costs primarily related to filing of reports with the Securities and Exchange Commission and investigating business opportunities. Cerx paid no salaries or rent during the third quarter of 1996 and incurred only insignificant administrative or overhead costs. Operations for the quarter consisted primarily of investigating potential acquisitions of other businesses.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     Exhibits.

              NONE.

      (b)     Reports on Form 8-K.

              NONE.



                      SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 3, 1997

              CERX ENTERTAINMENT CORPORATION




              /s/ John D. Brasher Jr.
       By...........................................................
                  John D. Brasher Jr.,
             Chairman, Chief Exec. Officer,
           President, Chief Financial Officer