Form 10KSB
period 1997-12-31
CERX ENTERTAINMENT CORP
filed 1998-04-14
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549


                  FORM  10-KSB


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 1997            Commission File No. 0-25022


     C E R X   V E N T U R E   C O R P O R A T I O N
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

 The aggregate market value of the 1,812,985 shares of common stock of the registrant held by non-affiliates on December 31, 1997 was not determinable.

 At March 31, 1998, a total of 5,002,838 shares of common stock were outstanding.




           TABLE OF CONTENTS


                 PART I

 Item 1.        Description of Business............................       2
 Item 2.        Description of Property............................       8
 Item 3.        Legal Proceedings..................................       8
 Item 4.        Submission of Matters to a Vote of Security Holders       8

                PART II

 Item 5.        Market for the Registrant's Common Equity and Related
                 Stockholder Matters ..............................       8
 Item 6.        Management's Discussion and Analysis or Plan of
                 Operation.........................................       9
 Item 7.        Financial Statements...............................      11
 Item 8.        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...........      11

                PART III

 Item 9.        Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act.......................................     11
 Item 10.       Executive Compensation..............................     12
 Item 11.       Security Ownership of Certain Beneficial Owners and
                 Management ........................................     13
 Item 12.       Certain Relationships and Related Transactions......     13

                PART IV

 Item 13.       Exhibits and Reports on Form 8-K....................     14

                Index to Financial Statements.......................     16

                Financial Statements................................    F-1


                 PART I

Item 1.  DESCRIPTION OF BUSINESS.


Background

 Cerx Venture Corporation ("Cerx" or the "Company") was incorporated in the State of Nevada on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation, and on March 23, 1998, changed its name again to Cerx Venture Corporation. Until the fourth quarter of 1996, when it unsuccessfully attempted to acquire a foreign casino management company for stock and cash, Cerx had extremely limited operations. During the last quarter of 1996 and through 1997, Cerx's efforts were concentrated upon raising capital to execute a now-discontinued business plan to become the premier operator of entertainment networks on the Internet, including networks for kids, news, sports, gaming and general entertainment.

 Cerx's principal executive offices are located at 90 Madison Street, Suite 707, Denver, Colorado 80206. Its telephone number there is
(303) 355-3350, and its facsimile number is (303) 355-3063.

Forward-Looking Information

 This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks and uncertainties. In particular, should the Company fail to raise funding to originate a business, or should any such business originated fail, or should the Company fail in the alternative to acquire an operating company which ultimately is successful, it is unlikely that the Company's stock will have any value or that any benefits will flow from ownership of the Company's stock. The common stock of the Company should be viewed at this time as a high risk investment, and no person should invest in the Company's stock unless able to comfortably afford the loss of the entire sum invested. The Company does not intend to update these forward-looking statements.

Current Business

 The Company has no significant assets or liabilities and is in the development stage. The Company intends to either raise funds to originate a business or, alternatively, enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates.

 The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company's search generally will be directed toward small to medium-sized companies. The Company has not entered into any agreement or understanding of any kind with any person regarding a business combination.

 PRE-COMBINATION ACTIVITIES. The Company's common stock is publicly quoted on the OTC Bulletin Board, and it has insignificant assets and liabilities. With these characteristics, management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates after effectiveness of this Registration Statement.

 The term "business combination" (or "combination") means the result of (i) a statutory merger or consolidation involving the Company and a privately held business, (ii) the exchange of securities of the Company for the assets or outstanding equity securities of a privately held business, (iii) the merger or consolidation of a privately held business into or with a wholly owned subsidiary of the Company formed for that purpose, (iv) the sale of securities of the Company for cash or other value to a business entity or individual, and similar transactions.

 A combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for assets or the outstanding stock of the business acquired, sale of Common Stock for cash, or any other form which will result in the combined entity being a publicly held corporation. A sale of Common Stock for cash or an exchange of Common Stock for assets or stock may be made to an individual or a business entity. It is not likely that any proposed combination will be subject to the approval of the Company's shareholders. Pending negotiation and consummation of a combination, the Company anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to this Registration Statement or to the negotiation of a combination.

 The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company's search generally will be directed toward small to medium-sized companies. Management of the Company will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth. The Company also may employ the services of business brokers or other intermediaries.

 The Company has not entered into any agreement or understanding of any kind with any person regarding a business combination. There can be no assurance that the Company will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to the Company. The Company's Board of Directors has not estabished a time limitation by which it must consummate a suitable combination; however, if the Company is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of the Company's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution.

 The Company will participate in a business combination only after the negotiation and execution of a written agreement. Although the terms of any such agreement cannot be predicted, such agreements generally provide for representations and warranties by the various parties thereto, conditions of closing, post-closing covenants and restrictions, reciprocal indemnities, remedies upon default and other terms. As a general matter, management anticipates that the Company will enter into a letter of intent with the management, principals or owners of a prospective combination candidate. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind the Company to consummate it. Execution of a letter of intent will by no means indicate that consummation of a combination is probable. The
Company will not be bound unless and until it executes a definitive agreement concerning the combination, as described in this paragraph, and then only if the Company has no contractual right to terminate the agreement on specified grounds.

 COMBINATION SUITABILITY STANDARDS. The Company will generally seek to avoid companies whose business appears to be fad-oriented or otherwise incapable of sustained long-term growth. In seeking combination candidates, management anticipates that the most desirable combination candidates will possess the following attributes:

 1. Strong operating revenues, or in the process of launching a business where contracts, purchase orders or other existing relationships are expected to generate strong revenues.

 2. Experienced management in place or ready to joint the management team.

 Management also may consider any or all of the following factors, among other possible factors, no one of which will be determinative:

 3. If the candidate is an operating company, its financial track record.

 4. The candidate's economic prospects, such as potential for significant growth in revenues and earnings, proprietary technology and rights, strength of marketing concept and size of potential market.

 5. The candidate's capital requirements in light of its access to expansion capital.

 6. Special risks associated with the candidate and its industry or industry segment.

 7. Perceived desirability of the candidate (or its industry or industry segment) or its product(s) to investors and investment bankers in the public capital markets.

 8.      Current and potential future competition.

 Prior to consummation of any combination (other than a mere sale by the Company of controlling interest in its outstanding stock) the Company will require that the business to be combined provide the Company at the least with an audited balance sheet as of the most recent fiscal year end and statements of operations, cash flows and changes in stockholders' equity for the two most recent fiscal years, audited by certified public accountants acceptable to the Company's management. Such financial statements must be adequate to satisfy the Company's reporting obligations under Section 15(d) or 13 of the Exchange Act. Following consummation of a combination, the Company will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new officers and directors, principal shareholders following the combination, and will provide, if required, the financial statements referenced above.

 POST-COMBINATION ACTIVITIES. Following consummation of a combination, the Company anticipates that control of the Company will change as a result of the issuance of additional Common Stock to the shareholders of the business(es) acquired in the combination. Once such control has been assumed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of the Company with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Current management will not object to such replacements when duly made.

 POTENTIAL INSIDER SALES OF STOCK. No officer, director or affiliate of the Company currently has any intention of selling shares owned by them in the Company to any person in connection with any business opportunity acquired by the Company. However, no law, rule or regulation, and no bylaw or charter provision prevents any such persons from thus actively negotiating or consummating such a sale of their shares. Company shareholders will not be afforded any opportunity to review or approve any buyout of shares held by an officer, director or other affiliate, should such a buyout occur, and shareholders generally will not be afforded a similar opportunity to sell shares in connection with such a transaction.

 USE OF CONSULTANTS. The Company has had no discussions, and has entered into no agreements or understandings, with any consultant. The Company's officers and directors have not in the past used any particular consultant(s) on a regular basis and have no plan to recommend that any particular consultant(s) be engaged by the Company on any basis. No particular criteria regarding experience, services, term of service, or the like has been considered or developed regarding the engagement of consultant(s). While the Company currently has no plan to hire or engage consultant(s) and management believes that a desirable business opportunity can be located and acquired by management, it is possible that management will find it necessary to hire or pay consultants on some basis in relation to an acquisition, as discussed in the following paragraph.

 ACQUISITION-RELATED COMPENSATION. It is possible that compensation in the form of common stock, options, warrants or other securities of the Company, cash or any combination thereof, may be paid to various persons in connection with an acquisition by the Company. Such persons may include officers, directors and promoters of the Company and any of their respective affiliates, finders, consultants or other persons. Any payments of cash would be made by the business acquired or persons affiliated or associated with it, since the Company has no cash. It is possible that the payment of such compensation may become a factor in any negotiations for the Company's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of the Company's shareholders, and there is no assurance that any such conflicts will be resolved in favor of the Company's shareholders.


Possible Origination of a Business

 The Board of Directors has left open the possibility that, instead of seeking a business combination, the Company may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve the Company's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. The Company remains convinced of the commercial potential of the Internet for those willing and able to exploit the unique properties of the Internet as a new communcations medium and commercial forum. While management remains open to opportunities that appear for the Company to inexpensively enter Internet commerce, other areas of business will be given fair consideration as well. It is also possible that the Company may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for the Company.

 Any funds needed to originate and develop a business would almost certainly be raised from the sale of the Company's securities, since the Company lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of the Company would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. The Company has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.


State Securities Law Considerations

 Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions with respect to a "covered security." The term "covered security" is defined in Section 18 to include, among other things, transactions which are exempt from registration under the Securities Act of 1933 pursuant to Section 4(1), which exempts transactions by "any person not an issuer, underwriter or dealer," (that is, secondary resales, such as market trades) provided the issuer of the security files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. In other words, Section 18 defines a covered security to include market trades and other secondary transactions by shareholders in outstanding securities, even if the issuer is a "blank check" company, provided the issuer is a reporting company.

 While subparagraph (c) of Section 18 as amended preserves the authority of the states to require certain limited notice filings and to collect fees as to certain categories of covered securities (including
Section 4(1) secondary transactions in the securities of reporting companies), a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits state registration or qualification requirements, other than requiring certain limited notice filings, of trading in the securities of blank check companies which are SEC reporting companies. The Company will comply with any such state limited notice filings, but is currently not aware of any such filing requirements for secondary trading of outstanding securities.


No Investment Company Act Regulation

 Prior to completing a combination, the Company will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of the Company's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because the Company will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. The Company will not pursue any combination unless it will result in the Company owning at least a majority interest in the business acquired.

Competition

 The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's management. Moreover, the Company also will be competing with numerous small public shell companies for such opportunities.

Risk Factors

 At this time the shares of the Company are speculative and involve a high degree of risk, for the reasons following. The Company is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

 The Company's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by the Company, yet the Company will be solely dependent on them. The Company lacks the funds or other incentive to hire full-time experienced management. Each of the Company's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of the Company.

 After completion of a combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Employees

 The only employees of the Company currently are its officers, none of which provide full time services to the Company. It is not expected that the Company will have or need additional employees except as a result of completing a combination or originating a business which requires the hiring of employees.

Conflicts of Interest

 Certain officers and directors of the Company are affiliated with other companies having a similar business plan to that of the Company ("affiliated companies") which may compete directly or indirectly with the Company for combination candidates. The Company has not identified a specific business area, industry or industry segment in which it will seek combination candidates. The Company has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such concentration is potentially limiting and confers no advantage to the Company. Certain specific conflicts of interest may include those discussed below.

 1. The interests of any affiliated companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an affiliated company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for the Company and its shareholders.

 2. The officers and directors of the Company serve as officers and/or directors of one or more affiliated companies and may serve as officers and directors of other affiliated companies in the future. The Company's officers and directors are required to devote only so much of their time to the Company's affairs as they deem appropriate, in their discretion. As a result, the Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among the Company and any current and future affiliated companies which they may serve, as well as any other business ventures in which they are or may become involved.

 3. The affiliated companies may compete directly or indirectly with that of the Company for the acquisition of available, desirable combination candidates. Such conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management members. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are members of management of another affiliated company will also owe the same fiduciary duty to the shareholders of each such affiliated company. Absent factors unique to the Company or an affiliated company which make it more or less desirable to a potential combination candidate (such as age, name, capitalization, state of domicile, etc.), management expects that in the event of a direct conflict, any combination candidate will be presented to the Company and any applicable affiliated companies in the order they were organized.

 As a practical matter, such potential conflicts could be alleviated only if each previously or contemporaneously formed affiliated company either is not seeking a combination candidate, has already identified a combination candidate, is seeking a combination candidate in a specifically identified business area, or is seeking a combination candidate that would not otherwise meet the Company's selection criteria. In general, the Company will be given priority over subsequently formed affiliated companies with regard to its initial acquisition of a combination candidate, assuming that it meets the investment criteria of the Company. It is likely, however, that the combination criteria of the Company and any affiliated companies are virtually identical as a practical matter and that this will remain true. In the final analysis, the Company and its shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors.

Item 2.  DESCRIPTION OF PROPERTY.

 Cerx neither owns nor leases any real estate or other properties. Cerx's offices currently are located at 90 Madison Street, Suite 707, Denver, Colorado 80206, and are provided at no charge by its President. This arrangement will continue until Cerx raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of the Company undoubtedly will be the same as those of the acquired company.

Item 3.  LEGAL PROCEEDINGS.

 Cerx is not involved in any threatened or pending legal proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted by management to a vote of Cerx security holders during the year ended December 31, 1997. However, on March 18, 1997, shareholders holding in the aggregate more than a majority of the issued and outstanding shares entitled to vote, took action by written consent in lieu of a meeting, as permitted by Section
78.320 of the Nevada General Corporation Law. By means of that written consent, the shareholders approved a change of the Company's name to Cerx Entertainment Corporation.

                PART  II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

 Commencing in the fourth quarter of the year ended December 31, 1995, Cerx's common shares were quoted "name only" (meaning no price quotation shown) by a single market maker on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. Prior to that quarter, the common shares were not quoted in any medium. To Cerx's knowledge, no market transactions have taken place in the common shares since initial name-only quotation, and there currently is no market for the common shares. At this time, the common stock is quoted $.01 bid, no offer, on the OTC Bulletin Board under symbol CERX, with two market makers.

Holders

 Cerx had 554 shareholders of record as of March 31, 1998.

Dividends

 Cerx does not expect to pay a cash dividend upon its capital stock in the near future. Payment of dividends in the future will depend on Cerx's earnings (if any) and its cash requirements at that time.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources

 Cerx has funded its operations to date exclusively through cash loans and advances provided by shareholders and from an advance of funds against a securities placement never completed. Cerx did not realize any cash from equity financing activities in 1997 and has no line of credit or similar credit facility available to it. However, Cerx currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless it should originate or participate in a business. Assets and cash available to Cerx from its management and current shareholders are not sufficient for Cerx to originate or participate in a business, although there is no impediment to engaging in a combination. President and CEO John D. Brasher Jr.
has indicated to the Board of Directors that he will make cash available sufficient for the Company to pay expenses related to making required filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended ("Exchange Act").

 As of December 31, 1997, Cerx had accumulated a deficit (net loss) of $401,854, and had $4,609 in cash but no other significant assets. Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1997, for cash loans, accrued interest and expenses advanced. At year end, Cerx owed Mr. Brasher an aggregate of $97,522 in principal and $8,217 in interest. Cerx has no long-term liabilities. Prior to year end, Brasher & Company, the Company's law firm owned by President John D. Brasher Jr., forgave $53,343 owed for expenses advanced and legal fees, which the Company treated as a capital contribution in that amount.

 In 1997, the Company attempted to raise capital through the sale of its securities to non-U.S. residents in an offering pursuant to Regulation S under the Securities Act of 1933, as amended ("Act").
Cerx received from the group designated to act as distributor in the offering $74,590 as an advance against the offering to assist Cerx in ramping up to conduct the offering and launch an Internet-based business. It became clear in late 1997 that the anticipated overseas offering of stock would not be made, which prevented the Company from entering into any active business of the sort described in the Form 10-KSB for year ended December 31, 1996. Subsequent to December
31, 1997, the advance was paid down by Cerx to $44,590. This amount must be repaid at some point or be converted into shares of Cerx common stock.

Results of Operations - 1997

 During the year ended December 31, 1997, Cerx incurred a net loss of $134,352. Expenses in 1997 related primarily to miscellaneous operating costs, professional fees, expenditures made preparing for an offering of securities never completed, amounts spent attempting to launch a planned Internet-based business now discontinued, and expenses related to the business acquisitions attempted in 1996 but never completed. Cerx paid no salaries or rent during 1997 and incurred $40,585 in general and administrative costs. Cerx incurred $38,885 in legal fees owed to Brasher & Company, a law firm owned by Cerx's President, John D. Brasher Jr.




Results of Operations - 1996

 During the year ended December 31, 1996, Cerx incurred a net loss of $233,902. Expenses in 1996 related primarily to miscellaneous operating costs, professional fees, and losses incurred in the third and fourth quarters associated with Cerx's attempt to consummate the purchase of a company engaged in casino gaming operations in St.
Vincent and the Grenadines. In January 1996, the Company issued
123,260 shares of its common stock (after giving effect to a 5-for-1 forward stock split) to its principal shareholder and President, John D. Brasher Jr., in reimbursement of expenses advanced by him on Cerx's behalf in 1995. Cerx paid no salaries or rent during 1996 and incurred $79,002 in general and administrative costs. Cerx incurred $136,860 in legal fees and $15,256 in company expenses advanced by Brasher
& Company, a law firm owned by Cerx's President, Mr. Brasher. In December 1996, Cerx issued 1,839,593 shares of common stock to Mr. Brasher in payment of $147,167 in legal fees and expenses owed to Brasher & Company.

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

 In connection with its attempts to acquire Casino PLC and EVA, the Company charged an aggregate of $37,593 and $154,427 in cash advances, legal fees and travel costs to operations, respectively, during the years ended December 31, 1997 and 1996.

Plan of Operation

 Cerx's plan of operation for the next twelve months is set forth above under Item 1 (Description of Business).


Item 7.  FINANCIAL STATEMENTS.

 See index to financial statements at page 16. The financial statements begin following that index. No supplementary financial data is required.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.
                PART III

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

 Name               Age          Position Held and Tenure

 John D. Brasher Jr. 46           President, Chief Executive
                                  Officer, Director, Chairman
                                  of the Board, Secretary, since
                                  April 4, 1989

 Johnny D. Brasher   71           Senior Vice-President,
                                  Director since April 10, 1989.

 Johnny D. Brasher is the father of John D. Brasher Jr. Otherwise there are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer. The directors and officers are expected to devote their time to the Com-pany's affairs on an "as needed" basis, but are not required to make any specific portion of their time available to the Company.

Biographical Information

 JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana.
Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University.
He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. Mr.
Brasher also is a director of Renegade Venture (Nev.) Corporation, a Nevada corporation, and director and chief executive officer of Cadillac Capital, Inc., a Nevada corporation, Champion Ventures,
Inc., a Nevada corporation, and Rising Sun Capital Ltd., a Colorado corporation, all companies with a business plan similar to that of the Company.

 JOHNNY D. BRASHER. From 1962 to late 1988, Mr. Brasher owned and operated Central Construction Company, a sole proprietorship located in Ferriday, Louisiana, which engaged in the business of supplying services and equipment to the oil drilling industry. Since early 1989 he has been semi-retired, engaging in farming and other business activities in Louisiana.



General Conflicts of Interest

 Certain conflicts of interest now exist and will continue to exist between Cerx and its officers and directors due to the fact that each has other employment or business interests to which he devotes his attention. Each officer and director is expected to continue to do so. See Item 1 (Description of Business) under the caption "Conflicts of Interest." The officers and directors are accountable to Cerx as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Cerx's affairs. Failure by them to conduct Cerx's business in its best interests may result in liability to them.

Compliance with Section 16(a)

 Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representations from certain reporting persons, the Company believes to the best of its knowledge that, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

Significant Employees

 None, other than officers of Cerx listed above.


Item 10.  EXECUTIVE COMPENSATION.


Cash Compensation

 For the year ended December 31, 1997, no executive officer received cash compensation.

Compensation Pursuant to Plans

 For the year ended December 31, 1997, no executive officer received compensation pursuant to any plan.

Other Compensation

 None.

Compensation of Directors.

 No compensation currently is paid or has been paid to any person for serving as a director of the Company.

Employee Stock Compensation Plan

 The Company has adopted the 1994 Employee Stock Compensation
Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. An aggregate of 2,012,853 common shares have been awarded under the ESC Plan.


Compensatory Stock Option Plan

 The Company has adopted the Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 5,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan.
The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. The Company will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table sets forth, as of March 31, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. The Company had 5,002,838 common shares issued and outstanding as of March 31, 1998.

                                            Amount
 Name and Address of                  Common Stock Owned    Percent of Common
   of Beneficial Owner                    Beneficially      Stock  Outstanding

*John D. Brasher, Jr..............       2,929,853 (1)             57.9%
 90 Madison Street
 Suite 707
 Denver, Colorado 80206

*Johnny D. Brasher................         250,000                  4.9%
 P.O. Box 1686
 Ferriday, Louisiana 71334

 *All directors and executive
 executive officers (2 persons)...       3,179,853                 62.9%

 (1) Mr. Brasher disclaims beneficial ownership as to 85,000 shares held in the name of the Lisa K. Brasher Children's Trust, of which his wife, Lisa K. Brasher, is the trustee.

Changes in Control

 Management of the Company does not anticipate any change of control in the management of the Company except as may occur in connection with completing a combination or originating a business.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Cerx was indebted to its principal shareholder and President, John
D. Brasher Jr., at December 31, 1997, for cash loans, accrued interest and expenses advanced. At year end, Cerx owed Mr. Brasher an aggregate of $97,522 in principal and $8,217 in interest (at 8% simple interest per annum). Also in 1997, Cerx incurred $38,885 in legal fees owed to Brasher & Company, a law firm owned by Cerx's President, John D. Brasher Jr. Prior to year end, Brasher & Company, forgave $53,343 owed for expenses and legal fees, which the Company treated as a capital contribution in that amount.
 Otherwise, there were no transactions, or series of transactions, for the year ended December 31, 1997, nor are there any currently proposed transactions, or series of transactions, to which Cerx is a party, in which the amount exceeds $60,000, and in which to the knowledge of Cerx, any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

                PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits.


 The following exhibits are either filed with this report or have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean Cerx Venture Corporation.


 3.1       Certificate of Incorporation of the Company, as filed
            with the Nevada Secretary of State on April 4, 1989,
            incorporated by reference to Exhibit 3.1 to
            registration statement on Form 10-SB, file
            no. 0-25022................................................   1

 3.2       Certificate of Amendment of the Company, as filed with
            the Nevada Secretary of State of the State of Nevada
            on November 8, 1990, incorporated by reference
            to Exhibit 3.2 to registration statement on Form
            10-SB, file no. 0-25022 .................................     1

 3.3       Certificate of Amendment of the Company, as filed with
            the Nevada Secretary of State on October 26, 1994,
            incorporated by reference to Exhibit 3.3 to
            registration statement on Form 10-SB, file
            no. 0-25022.................................................  1

 3.4       Bylaws of the Company as adopted on March 22, 1989,
            incorporated by reference to Exhibit 3.4 to
            registration statement on Form 10-SB, file
            no. 0-25022 .............................................     1

 3.5       Certificate of Increase in Number of Authorized Shares of
            Common Stock of the Company, as filed with the Nevada
            Secretary of State on July 15, 1996, incorporated by
            reference to Exhibit 3.5 to report on Form 8-K dated
            July 12, 1996...............................................  1

 3.6       Certificate of Amendment of the Company (changing
            name to Cerex Entertainment Corporation) as filed with
            the Nevada Secretary of State on January 27, 1997,
            incorporated by reference to Exhibit 3.1 to report on
            Form 8-K dated January 27, 1997..........................     1

 3.7       Certificate of Amendment of the Company (amending
            certificate of incorporation in its entirety) as filed
            with the Nevada Secretary of State on February 28, 1997, incorporated by reference to Exhibit 3.2 to report on
            Form 8-K dated January 27, 1997..........................     1

 3.8       Certificate of Amendment of the Company (establishing
            and designating the Series A, 6.75% Non-Voting
            Convertible Preferred Stock of the Company) as filed
            with the Nevada Secretary of State on March 12, 1997,
            incorporated by reference to Exhibit 3.3 to report on
            Form 8-K dated January 27, 1997 ............................  1


 3.9       Certificate of Amendment of the Company (changing
            name to Cerx Entertainment Corporation) as filed with
            the Nevada Secretary of State on March 19, 1997,
            incorporated by reference to Exhibit 3.4 to report on
            Form 8-K dated January 27, 1997..........................     1

 3.10      Bylaws of the Company adopted February 20, 1997,
            incorporated by reference to Exhibit 3.5 to report on
            Form 8-K dated January 27, 1997............................   1

 3.11      Certificate of Amendment of the Company (changing name to
            Cerx Venture Corporation) as filed with the Nevada
            Secretary of State on March 23, 1998 ....................     2

 3.12      Certificate of Amendment of the Company (withdrawing
            authorization creating and designating the Series A,
            6.75% Nonvoting Convertible Preferred Stock, as filed
            with the Nevada Secretary of State on March 23, 1998......    2

 4.1       Specimen common stock certificate of the Company,
            incorporated by reference to Exhibit 4.1 to registration
            statement on Form 10-SB, file No. 0-25022 ................... 1

10.1       1994 Compensatory Stock Option Plan, incorporated by
            reference to Exhibit 10.1 to registration statement of
            Form 10-SB, file No. 0-25022 ................................ 1

10.2       1994 Employee Stock Compensation Plan, incorporated by
            reference to Exhibit 10.2 to registration statement of
            Form 10-SB, file No. 0-25022 ................................ 1

10.3       Amendment to 1994 Compensatory Stock Option Plan of
            the Company, incorporated by reference to Exhibit 10.1
            to report on Form 8-K dated January 27, 1997 ................ 1

10.4       Option to Purchase granted by E.V.A. Limited in favor of
            Casino Casino PLC dated June 26, 1996, incorporated by reference to Exhibit 10.5 to report on Form 8-K dated
            July 12, 1996..............................................   1

10.5       Management Agreement between E.V.A. Limited and
            Casino Casino PLC dated June 26, 1996, incorporated by reference to Exhibit 10.6 to report on Form 8-K dated
            July 12, 1996................................................ 1

10.6       Asset Purchase Agreement between Casino Casino PLC
            as seller and the Company as purchaser dated July 12,
            1996, incorporated by reference to Exhibit 10.7 to report
            on Form 8-K dated July 12, 1996 ............................  1

10.7       Assignment and Reservation of Rights between Casino
            Casino PLC and the Company dated July 12, 1996,
            incorporated by reference to Exhibit 10.8 to report on
            Form 8-K dated July 12, 1996 ............................     1

         1 - Incorporated by reference to another registration
              statement, report or document.
         2 - Filed herewith as an exhibit.



 (b)  Reports on Form 8-K.

 None were filed by the Company during the fourth quarter ended
December 31, 1997.



 (c)  Financial statements and supplementary data.





     INDEX TO FINANCIAL STATEMENTS



 Independent Auditor's Report.......................................    F-1


 Balance Sheet as of December 31, 1997................................. F-3


 Statements of Operations for years ended
  December 31, 1997 and 1996 and for the period
  April 4, 1989 (inception) through December 31, 1997.................  F-4


 Statements of Stockholders' Deficit
  for the period April 4, 1989 (inception) through
  December 31, 1997................................................     F-5


 Statements of Cash Flows for years ended
  December 31, 1997 and 1996 and for the period
  April 4, 1989 (inception) through December 31, 1997.................. F-7


 Notes to Financial Statements.....................................     F-8




                  INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Cerx Venture Corporation
Denver, Colorado


I have audited the accompanying balance sheet of Cerx Venture Corporation
(a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended and the 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31,
1997. These financial statements are the responsibility of the management of Cerx Venture Corporation. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Cerx Venture Corporation (a development stage company) for the period from April
4, 1989 (inception) to December 31, 1995, were audited by other auditors whose opinion, dated February 29, 1996, on those financial statements was unqualified.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerx Venture Corporation (a development stage company) as of December 31, 1997, and the results of its operations and cash flows for the two years then ended and the 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.


To the Board of Directors
Cerx Venture Corporation
Page Two



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


                                   /s/  Stephen M. Siedow,
P.C.


April 6, 1998
Aurora, Colorado




                    CERX VENTURE CORPORATION
                 (A Development Stage Company)
                         Balance Sheet
                       December 31, 1997



                              ASSETS


Current assets:
   Cash                                                         $   4,609
                                                                ---------
                                                                $   4,609



             LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:  (Notes A and F)
   Accounts payable                                            $      139
   Advances                                                        74,590
   Accrued interest                                                 8,217
   Promissory notes to an officer/stockholder                      97,522
                                                               ----------
                                                                  180,468

Stockholders' deficit:  (Notes B, F and G)
   Preferred stock; $.001 par value; Series A,
   6.75% non-voting convertible preferred;
   authorized - 4,000,000 shares; issued - none                        --
   Preferred stock; $.001 par value; authorized -
   11,000,000 shares; issued - none                                    --
   Common stock; $.001 par value; authorized -
   50,000,000 shares; issued and outstanding -
   5,002,838 shares                                                  5,003
   Additional paid-in capital                                      220,992
   Deficit accumulated during the development stage               (401,854)
                                                                ----------
    Total stockholders' deficit                                   (175,859)
                                                                ----------
                                                                  $  4,609
                                                                ----------


                    CERX VENTURE CORPORATION
                 (A Development Stage Company)
                    Statements of Operations



                                                                April 4, 1989
                                    Year Ended  December 31,   (inception) to
                                                                 December 31,
                                       1997         1996            1997
                                    -----------  -----------    -------------
Costs and expenses:  (Notes C, D,
     E and F)
   Costs related to attempted
     business acquisitions          $   37,593     $ 154,427      $ 192,020
   General and administrative           40,585        79,002        135,153
   Interest                              7,744           473          8,217
   Offering costs                       48,430            --         66,464
                                    -----------  -----------     ------------
Net loss                            $ (134,352)    $ (233,902)    $ (401,854)
                                    -----------  ------------    ------------

Loss per common share               $    (.027)    $    (.047)
                                    -----------  ------------

Weighted average common shares
  outstanding                        4,985,440      4,952,838
                                    -----------  ------------




                    CERX VENTURE CORPORATION
                 (A Development Stage Company)
 Statements of Changes in Stockholders' Deficit for the Period
         April 4, 1989 (Inception) to December 31, 1997

                                                                     Deficit
                                                       Additional  Accumulated
                                        Common Stock     Paid-in      from
                                      Shares    Amount   Capital    Inception

Balances, April 4, 1989 (inception)      --   $     --  $    --     $      --
 Common stock issued for cash,
  March 29, 1989, at $.006 per share  405,000      405     1,845           --
 Common stock issued for cash,
  March 29, 1989, at $.012 per share  911,010      911     9,839           --
 Common stock issued for cash,
  April 3, 1989, at $.012 per share   211,860      212     2,288           --
 Common stock issued for cash,
  April 7, 1989, at $.006 per share    90,000       90       410           --
 Common stock issued for cash,
  April 7, 1989, at $.012 per share   127,115      127     1,373           --
 Common stock issued for cash,
  May 23, 1989, at $.002 per share    175,000      175       175           --
 Common stock issued for cash,
  May 23, 1989, at $.004 per share    310,000      310       840           --
 Common stock issued for cash,
  May 31, 1989, at $.002 per share     20,000       20        20           --
 Net loss                                                                (825)
                                    ----------  -------  --------   ---------

Balances, December 31, 1989         2,249,985    2,250    16,790         (825)
 Net loss                                                             (18,014)
                                    ----------  -------  --------   ---------

Balances, December 31, 1990         2,249,985    2,250    16,790      (18,839)
 Net loss                                                                 (59)
                                    ----------  -------  --------   ---------

Balances, December 31, 1991         2,249,985    2,250    16,790      (18,898)
 Net loss                                                                (142)
                                    ----------  -------  --------   ---------

Balances, December 31, 1992         2,249,985    2,250    16,790      (19,040)
 Net loss                                                                  --
                                    ----------  -------  --------   ---------

Balances, December 31, 1993         2,249,985   $2,250   $16,790    $(19,040)




                    CERX VENTURE CORPORATION
                 (A Development Stage Company)
 Statements of Changes in Stockholders' Deficit for the Period
   April 4, 1989 (Inception) to December 31, 1997 - continued


                                                                     Deficit
                                                    Additional    Accumulated
                                    Common Stock      Paid-in         from
                                Shares     Amount     Capital      Inception
                               ---------  -------   ----------   ------------
Balances, Forward              2,249,985  $ 2,250   $   16,790   $   (19,040)
 Common stock issued for
  out of pocket expenses
  incurred, valued at
  $.002 per share                740,000      740          740            --

 Net loss                                                              (1,787)
                               ---------  --------   ----------   -----------
Balances, December 31, 1994    2,989,985    2,990       17,530        (20,827)
 Net loss                                                             (12,773)
                               ---------  --------   ----------   -----------

Balances, December 31, 1995    2,989,985    2,990       17,530        (33,600)

 Common stock issued for out
  of pocket expenses incurred,
  valued at $.02 per share       123,260      123        2,342            --

 Common stock issued pursuant
  to an asset purchase
  agreement, valued at $.001
  per share                    1,195,035    1,195           --            --

 Recission of common stock
  issued pursuant to an asset
  purchase agreement, valued
  at $.001 per share          (1,195,035)  (1,195)          --            --

 Common stock issued for out
  of pocket expenses and
  legal fees incurred,
  valued at $.10 per share     1,839,593    1,840      145,327            --

 Net loss                                                            (233,902)
                              ----------  --------   ---------   ------------

Balances, December 31, 1996    4,952,838    4,953      165,199       (267,502)

Common stock issued for cash,
  May 8, 1997, at $.05 per
   share                          50,000       50        2,450            --

Capital contribution                                    53,343            --

  Net loss                                                           (134,352)
                              ----------  --------   ----------   -----------

Balances, December 31, 1997    5,002,838  $  5,003   $ 220,992    $  (401,854)




                    CERX VENTURE CORPORATION
                 (A Development Stage Company)
                    Statements of Cash Flows


                                                                April 4, 1989
                                      Year ended December 31,  (inception) to
                                                                 December 31,
                                           1997          1996          1997
                                      ------------   ----------  ------------

Cash flows from operating activities:
 Net loss                              $ (134,352)   $ (233,902)  $ (401,854)
 Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
  Capital contribution by an officer/
        stockholder                       53,343             --       53,343
  Common stock issued for costs
    advanced and services                     --        149,632      151,112
  Changes in assets and liabilities:
    Accounts payable                         139             --          139
    Accrued interest                       7,744            473        8,217
    Advances                              74,590             --       74,590
    Increase (decrease) in amounts
     due to an officer/stockholder       (16,164)         3,084           --
                                       ----------    -----------   ----------
     Net cash used in operating
      activities                         (14,700)       (80,713)     (114,453)
                                       ----------    -----------   ----------

Cash flows from financing activities:
 Proceeds from promissory notes           14,500         83,022       97,522
 Proceeds from sale of common stock        2,500             --       21,540
                                       ----------    -----------   ----------
   Net cash provided by financing
    activities                            17,000         83,022      119,062
                                       ----------    -----------    ---------


Net increase (decrease) in cash            2,300          2,309        4,609
Cash at beginning of year                  2,309             --           --
                                       ----------    -----------    ---------

Cash at end of year                    $   4,609       $  2,309      $ 4,609
                                       ----------    -----------    ---------


Supplemental disclosure of noncash
 investing and financing activities:
 Capital contribution by an officer/
  stockholder                          $  53,343       $     --      $ 53,343
                                       ---------      ----------    ---------
 Common stock issued for services and
  costs advanced                       $      --       $ 149,632     $151,112
                                       ---------      ----------    ---------
 Interest paid                         $      --       $      --     $     --
                                       ---------      ----------    ---------
 Income taxes paid                     $      --       $      --     $     --
                                       ---------      ----------    ---------



Note A - Summary of Significant Accounting Policies

Description of Business

The financial statements presented are those of Cerx Venture Corporation, a development stage company (the "Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada. A majority of the Company's shareholders have approved a change in the Company's name from Chelsea Atwater, Inc. to Cerex Entertainment
Corporation to Cerx Entertainment Corporation to Cerx Venture Corporation.

The Company's activities to date, have been directed towards the raising of capital and two attempted business acquisitions (Note C).

As shown in the financial statements, as of December 31, 1997, the Company had incurred an accumulated deficit of $401,854 and has limited cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company's payables, accrued interest and promissory notes due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note B - Stockholders' Deficit

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

On July 12, 1996, the Company's Board of Directors approved a 5 for 1 forward stock split of the Company?s $.001 par value common stock. All shares and per share amounts have been restated to reflect this forward stock split.

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

On May 8, 1997, the Company sold 50,000 shares of common stock to a corporation for cash. These shares were valued at $.05 per share or $2,500.



On December 30, 1997, Brasher & Company, of which John D. Brasher Jr. is the sole owner, forgave $53,343 of accrued legal fees and expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock

On February 10, 1997, the Company's Board of Directors designated
4,000,000 shares of the Company's authorized 15,000,000 shares, $.001 par value, preferred stock as a Series A, 6.75% Non-Voting Convertible Preferred Stock. The Series A preferred shares are convertible into 5,500,000 common shares of the Company under certain circumstances. As of December 31, 1997, no shares of the Company's Series A, 6.75% Non-Voting Convertible Preferred Stock have been issued or are outstanding.

The Company has an additional 11,000,000 preferred shares, $.001 par value, authorized but undesignated. Dividends, voting rights and other terms, rights and preferences of these preferred shares have not been designated but may be designated by the Board of Directors from time to time. As of December 31, 1997, no undesignated preferred shares have been issued or are outstanding.

1994 Compensatory Stock Option Plan

The Company has adopted a compensatory stock option plan (the "CSO
Plan") which allows for the issuance of options to purchase up to 5,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1994 Employee Stock Compensation Plan

The Company has adopted an employee stock compensation plan (the ?ESC
Plan?) which allows for the issuance of up to 5,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. As of December 31, 1997, the Company has awarded 2,012,853 shares of common stock under the ESC Plan.

Note C - Attempted Business Acquisitions

The Company on July 12, 1996, entered into an Asset Purchase Agreement
("PLC Purchase Agreement") with Casino Casino PLC, a company organized in the Island of Nevis (British West Indies) under Section 4(6) of the Nevis Business Corporation Ordinance 1984, as amended ("Casino PLC"). Pursuant to the Purchase Agreement, Casino PLC assigned to the Company certain rights which Casino PLC held under an Option to Purchase and that certain Management Agreement, both dated June 26, 1996, between Casino PLC and
E. V. A. LIMITED, a limited liability company organized in St. Vincent and the Grenadines (British West Indies) under the provisions of the Companies Act, Chapter 219 ("EVA"). The PLC Purchase Agreement called for the issuance and delivery to the shareholders of Casino PLC an aggregate of 1,195,035 shares of the Company's common stock, $.001 par value per share
(the "PLC Shares") and options ("the PLC Options") to purchase an aggregate of 4,500,000 shares of the Company's stock (the "PLC Option Shares"). The Company and Casino PLC executed an Assignment and
Reservation of Rights which purported to assign to the Company all Casino
PLC rights, except for Casino PLC's reservation of a revenue interest. The PLC Shares were issued and delivered to Casino PLC, but the PLC Options never were issued or delivered. The Company reported in a report on Form 8-K dated July 12, 1996, that it had consummated the PLC Purchase Agreement, but the Company believes for several reasons that such agreement in fact never was consummated. Certain deliveries required of Casino PLC were not made, and the PLC Options never were issued or delivered by the Company, among other things. The Company cancelled the PLC Purchase Agreement and all related transactions and cancelled all of the PLC Shares on its stock transfer books for breaches of that agreement by Casino PLC.

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

The Company was unsuccessful in these attempted business acquisitions and, therefore, cash advances, legal fees and travel costs in the amounts of $37,593 and $154,427 were charged to operations during the years ended December 31, 1997 and 1996.


Note D - Private Offering

The Company was unsuccessful in making a private offering of its Series A, 6.75% Non-Voting Convertible Preferred Stock and, therefore, offering costs in the amount of $48,430 were charged to operations during the year ended December 31, 1997.

Note E - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                                                           December 31,
                                                        1997           1996
                                                     ----------  -----------
 Federal income tax benefit at statutory rate        $ (35,647)  $   (74,472)
 State income tax benefit net of federal tax effect         --            --
 Non deductible expenses                                 7,086        39,125
 Other                                                   1,018        12,061
 Deferred income tax valuation allowance                27,543        23,286
                                                     ----------  -----------
                                                     $      --   $        --
                                                     ----------  -----------
The Company's deferred tax assets are as follows:

 Accrued expenses                                    $   2,512   $     4,124
 Net operating loss carryforward                        58,301        25,095
 Valuation allowance                                   (60,813)      (29,219)
                                                     ----------  -----------
                                                     $     --    $       --
                                                     ----------  -----------

At December 31, 1997, the Company has net operating loss carryforwards of $190,662 which may be available to offset future taxable income through 2012.

Note F - Related Party Transactions

On January 25, 1996, the Company issued 123,260 shares of common stock to John D. Brasher Jr., the Company's principal shareholder and president for out of pocket expenses paid on behalf of the Company. These shares were valued at $.02 per share or $2,465.

On December 31, 1996, the Company issued 1,839,593 shares of common stock to John D. Brasher Jr., for Company expenses advanced and legal services provided by Brasher & Company. These shares were valued at $.08 per share or $147,167.
On December 31, 1997, the Company owed John D. Brasher Jr. an aggregate of $97,522 in demand promissory notes and $8,217 of accrued interest (8% simple interest per annum) for cash loans and expenses advanced on behalf of the Company.

The law firm of Brasher & Company has provided legal services and advanced expenses on behalf of the Company in the amounts of $38,885 and $151,808 for the years ended December 31, 1997 and 1996.

On December 30, 1997, Brasher & Company forgave $53,343 of accrued legal fees and expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

The Company utilized office space provided by Brasher & Company at no charge during the years ended December 31, 1997 and 1996.

Note G - Subsequent Events

On March 13, 1998, John D. Brasher Jr., the Company's president and major shareholder, advanced $30,000 to the Company and these funds were subsequently used to partially repay the $74,590 of advances.

On March 20, 1998, a majority of the Company's shareholder's approved a change in the name of the Company from Cerx Entertainment Corporation to Cerx Venture Corporation.

On March 31, 1998, the Company's Board of Directors approved the withdrawal of the Company's designation of 4,000,000 shares of preferred stock as Series A, 6.75% Non-Voting Convertible Preferred Stock, returning such shares to the status of undesignated preferred shares.




                        SIGNATURES


 In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:   April 10, 1998
                                         CERX VENTURE CORPORATION




                                    /s/  John D. Brasher Jr.
                                By..........................................
                                         John D. Brasher Jr., President and
                                              Chief Executive Officer

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                   Title                     Date

 /s/ John D. Brasher Jr.
 ..................................  President, Chief Executive   04/10/98
     John D. Brasher Jr.            Officer, Chief Financial
                                    Officer, Director




 /s/ Johnny D. Brasher
 ..................................  Vice President, Director     04/10/98
     Johnny D. Brasher






Exhibit 3.11 to Form 10-KSB of Cerx Venture Corporation for YE 12/31/97


               CERTIFICATE OF AMENDMENT
                         to
             CERTIFICATE OF INCORPORATION
                         of
            CERX ENTERTAINMENT CORPORATION
                (A Nevada Corporation)


    CERX ENTERTAINMENT CORPORATION, a corporation organized and existing under and by virtue of the General Corporation Law of Nevada, DOES HEREBY CERTIFY THAT:

    A. The Board of Directors of this corporation by the unanimous written consent of its members, filed with the minutes of the Board, duly adopted a resolution setting forth a proposed amendment to the Certificate of Incorporation of the corporation to change the name of the corporation from CERX ENTERTAINMENT CORPORATION to CERX VENTURE CORPORATION, declaring such amendment to be advisable and directing that the proposal be placed before the shareholders of the corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

    RESOLVED,  that Article I (Name and Duration) of the
Certificate of Incorporation of this corporation be amended to provide as follows:

    "FIRST.   The name of this corporation is CERX
VENTURE CORPORATION."

    B. Other than the change of the corporation's name, there are no amendments to the Certificate of Incorporation.

    C. Pursuant to resolution of the corporation's Board of Directors, the foregoing Certificate of Amendment was duly approved by affirmative vote of the holders of a majority of the Corporation's 5,052,838 shares of capital stock outstanding and entitled to vote on the proposed amendment, and therefore sufficient for approval, all in accordance with the General Corporation Law of Nevada and the existing Certificate of Incorporation and bylaws of the Corporation.

    D. This amendment was duly adopted in accordance with the provisions of Section 78.390 of the General Corporation Law of Nevada.

    IN WITNESS WHEREOF,  CERX ENTERTAINMENT
CORPORATION has caused this Certificate of Amendment to be signed by its President, and attested by its Assistant Secretary, as of the date below.

DATED: March 20, 1998         CERX ENTERTAINMENT CORPORATION



                                 /s/ John D. Brasher Jr.
                             By..........................................
                                     John D. Brasher Jr.,
                                     President, Chief Exec. Officer


   /s/ Elisabeth M. Crosse
By..............................................
       Elisabeth M. Crosse, Assistant Secretary





                             ACKNOWLEDGMENTS


STATE OF COLORADO  )
                   ) ss.
COUNTY OF DENVER   )


    I HEREBY CERTIFY that before me, a Notary Public duly commissioned and qualified in and for the above jurisdiction, personally came and appeared John D. Brasher Jr., the President and Chief
Executive Officer of CERX ENTERTAINMENT CORPORATION, who after being duly sworn declared that he executed the foregoing Certificate of Amendment as his free act and deed and that the statements therein set forth are true and correct.

    IN WITNESS WHEREOF, I have hereunto set my hand and seal on March 20, 1998.




  /s/ Jennifer S. Myers
 ................................  My
     NOTARY PUBLIC                Commission     October 22, 2001
                                  Expires___________________________







STATE OF COLORADO       )
                        ) ss.
COUNTY OF DENVER        )


    I HEREBY CERTIFY that before me, a Notary Public duly commissioned and qualified in and for the above jurisdiction, personally came and appeared ELISABETH M. CROSSE, the Assistant Secretary of CERX ENTERTAINMENT CORPORATION, who after being duly sworn declared that he executed the foregoing Certificate of Amendment as his free act and deed and that the statements therein set forth are true and correct.

    IN WITNESS WHEREOF, I have hereunto set my hand and seal on March 20, 1998.




  /s/ Jennifer S. Myers
 ....................................  My
     NOTARY PUBLIC                    Commission   October 22, 2001
                                      Expires___________________________






 Exhibit 3.12 to Form 10-KSB of Cerx Venture  Corporation for YE 12/31/97



     C E R X   V E N T U R E   C O R P O R A T I O N



                 CERTIFICATE OF AMENDMENT
                          to
                ARTICLES OF INCORPORATION
                          of
                 CERX VENTURE CORPORATION


    CERX VENTURE CORPORATION, a corporation organized on April 4, 1989, and existing under and by virtue of the Nevada
 General Corporation Law, does hereby certify that:

    A.   The name of the corporation is CERX VENTURE
 CORPORATION.


    B.   Under authority of Section 78.195 of the Nevada
 General Corporation Law, Article FIFTH, Part I of the Certificate of Amendment to the Corporation's Certificate of Incorporation expressly vests authority in the Board of Directors to prescribe the series, number of each series, voting powers, designations, preferences, limitations, restrictions and relative rights of the Corporation's preferred shares, without shareholder approval.


    C. The Board of Directors of the Corporation, by the unanimous written consent of its members taken on February 20, 1997, pursuant to Section 78.315 of the Nevada General Corporation Law, duly adopted a resolution setting forth an amendment to the Certificate of Incorporation of the Corporation designating and establishing a series of preferred stock consisting of 4,000,000 preferred shares known as the "SERIES A, 6.75% NON-VOTING CONVERTIBLE PREFERRED STOCK".


    D.   The Corporation on March 12, 1997, filed with the
 Nevada Secretary of State a Certificate of Amendment to its Certificate of Incorporation for the purpose of establishing and designating such series of preferred stock, as required by Section
 78.1955 of the Nevada General Corporation Law.


    E.   No shares of the Series A, 6.75% Non-Voting
 Convertible Preferred Stock have been issued or sold or committed for issuance on any basis, nor is it intended by the Corporation that any shares of such series will be sold or issued. Accordingly, the Board of Directors has the power to withdraw its designation of 4,000,000 shares of preferred stock as the Series A, 6.75% Non-Voting Convertible Preferred Stock, returning such shares to the status of undesignated preferred shares.


    F. A copy of the "Resolution of the Board of Directors Withdrawing Designation of a Series of Shares of Preferred Stock of CERX VENTURE CORPORATION" dated as of March 31, 1998, withdrawing the February 20, 1997, designation of 4,000,000 shares of preferred stock as the Series A, 6.75% Non-Voting Convertible Preferred Stock and returning such 4,000,000 shares to the status of undesignated preferred shares, is attached hereto as EXHIBIT A and is incorporated by reference in this document as if fully set forth herein.


    G. No approval of the corporation's shareholders is necessary in regard to this amendment or its filing with the Nevada Secretary of State.

    IN WITNESS WHEREOF, the undersigned President and
 Assistant Secretary of the Corporation have executed this Certificate of Amendment as of the date below.

 DATED: March 31, 1998
                             CERX  VENTURE CORPORATION



                                 /s/ John  D. Brasher Jr.
 (SEAL)                      By.................................
                                     John  D. Brasher Jr.,
                                     President

    ATTEST:



    /s/ Elisabeth M. Crosse
 X..........................................
    Elisabeth M. Crosse, Asst. Secretary


                          ACKNOWLEDGEMENT


 STATE OF COLORADO      )
                        )  ss.
 COUNTY OF DENVER       )


    I HEREBY CERTIFY that before me, the undersigned Notary Public, duly qualified and commissioned in and for the above jurisdiction, personally came and appeared John D. Brasher Jr., President of CERX VENTURE CORPORATION, a Nevada corporation, who acknowledged that he signed the foregoing document and that the statements therein contained are true and correct.

    SWORN TO AND SUBSCRIBED before me on March 31, 1998.



    /s/ Jennifer S. Myers
 X................................    My Commission Expires: October 22, 2001

    Notary Public