Form 10QSB
period 1998-03-31
CERX ENTERTAINMENT CORP
filed 1998-05-14
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended March 31, 1998      Commission File No. 0-25022


                       CERX VENTURE CORPORATION
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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1998 are as follows:


           Class of Securities                  Shares Outstanding
       Common Stock, $.001 par value                5,002,838





                                 INDEX
                                                                     Page of
                                                                      Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of March 31, 1998 (Unaudited) and December 31, 1997 ............  3

      Statement of Operations (Unaudited):

      For the three months ended March 31, 1998 and 1997
      and cumulative from inception (April 4, 1989) through
      March 31, 1998 ....................................................  4

      Statements of Cash Flows (Unaudited):

      For the three months ended March 31, 1998 and 1997
      and cumulative from inception (April 4, 1989) through
      March 31, 1998 ....................................................  5

      Notes to Financial Statements (Unaudited) .........................  6


Item 2.  Management's Discussion and Analysis or Plan of Operation ......  8


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K   .............................. 11


      Signatures.......................................................... 11








                      CERX  VENTURE  CORPORATION
                     (A Development Stage Company)
                            Balance Sheets
                             (Unaudited)

                                              March 31,             Dec. 31,
                                                1998                  1997
                                              ---------             --------
                             ASSETS
CURRENT ASSETS
  Cash                                           3,885                4,609
                                              ---------             --------
                                                 3,885                4,609
                                              =========             ========


              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                               3,322                  139
  Advances                                      44,590               74,590
  Accrued interest                              10,177                8,217
  Promissory notes to an officer/stockholder   127,522               97,522
                                              ---------             --------
    Total Liabilities                          185,611              180,468
                                              ---------             --------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par value; Series
    A, 6.75% non-voting convertible
    preferred; authorized - 4,000,000
    shares; issued - none                            -                    -
  Preferred stock; $.001 par value;
    authorized - 11,000,000 shares;
    issued - none                                    -                    -
  Common stock, $.001 par value;
    authorized - 50,000,000 shares;
    issued and outstanding - 5,002,838
    shares                                       5,003                5,003
  Additional paid-in capital                   220,992              220,992
  Deficit accumulated during the
    development stage                         (407,721)            (401,854)
                                              ---------            ---------
      Total Stockholders' Deficit             (181,726)            (175,859)
                                              ---------            ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                        3,885                4,609
                                              =========            =========


            See accompanying notes to financial statements.



                          CERX  VENTURE CORPORATION
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)


                                                               April 4, 1989
                                For The Three Months Ended     (inception) to
                                          March 31,              March 31,
                                    1998           1997             1998
                                  ---------      ---------        ---------
Costs and Expenses:
  Costs of business acquisitions         -        35,371           192,020
  General and administrative         3,907        21,982           139,060
  Interest                           1,960         1,863            10,177
  Offering costs                         -        35,421            66,464
                                  ---------      --------        ----------
    Total expenses                   5,867        94,637           407,721
                                  ---------      --------        ----------

Net loss                            (5,867)      (94,637)         (407,721)
                                  =========      ========        ==========

Net loss per common share             (nil)         (nil)
                                  =========      ========

Weighted average common shares
  outstanding                     5,002,838     4,952,838
                                  =========     =========


          See accompanying notes to financial statements.




                     CERX VENTURE CORPORATION
                   (A Development Stage Company)
                     Statements of Cash Flows
                          (Unaudited)


                                  For the Three Months Ended,   April 4, 1989
                                            March 31,          (inception) to
                                       1998           1997     March 31, 1998
                                     --------       --------   --------------
Cash flows from operating activities
  Net loss                            (5,867)       (94,637)       (407,721)
  Ajustments to reconcile net loss
   to net cash used by operating
   activities:
    Capital contribution by an
      officer / stockholder                -              -          53,343
    Common stock issued for costs
      advanced and services                -              -         151,112
    Changes in assets and
     liabilities:
       Accounts payable                3,183         (3,014)          3,222
       Accrued interest                1,960              -          10,177
       Advances                      (30,000)        74,590          44,590
       Increase (decrease) in
         amounts due to an officer
         / stockholder                     -         45,976               -
                                     ---------      --------       ---------
Net cash used in operating
  activities                         (30,724)        22,915        (145,277)


Cash flows from financing
  activities
    Proceeds from promissory notes    30,000         14,500         127,622
    Proceeds from sale of common
      stock                                -              -          21,540
                                    ---------      ---------      ----------
Net cash provided by financing
  activities                          30,000         14,500         149,162
                                    ---------      ---------      ----------

Net increase in cash                    (724)        37,415           3,885
                                    ---------      ---------      ----------

Cash at beginning of period            4,609          2,309               -
                                    ---------      ---------      ----------

Cash at end of period                  3,885         39,724           3,885
                                    ---------      ---------      ----------

            See accompanying notes to financial statements.




                      CERX VENTURE COMPANY
                     (A Development Company)
                   Financial Notes (Unaudited)

Note 1   Description of Business

The financial statements presented are those of Cerx Venture Corporation, a development stage company (the Company). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada. On March 23, 1998, the Company's name was changed from Cerx Entertainment Corporation to Cerx Venture Corporation.

The Company's activities to date, have been directed towards the raising of capital and two attempted business acquisitions.

The audit report of the Company's independent accountants reporting on the Company's financial statements for the year ended December 31, 1997, expressed doubt regarding the Company's ability to continue as a going concern in light of the Company's recurring losses and current liabilities, unless the Company obtains future profitable operations or additional financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

Note 2   Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabiities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


Note 3   Fair Value of Financial Instruments

The fair value of the Company's payables, accrued interest and promissory notes due to an officer / shareholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.


Note 4   Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabiities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.


Note 5   Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.


Note 6   Reclassifications

Certain items for 1997 have been reclassified to conform to the current years presentation.


Note 7   Preferred Stock

On February 10, 1997, the Company's Board of Directors designated 4,000,000 shares of preferred stock as the Series A, 6.75% Non-Voting Convertible Preferred Stock. No shares of the Series A, 6.75% Non-Voting Convertible Preferred Stock have been issued. On March 31, 1998, the Company cancelled the designation of the Series A, 6.75% Non-Voting Convertible Preferred Stock.

The Company has a total of 11,000,000 preferred shares, $.001 par value, authorized. Dividends, voting rights and other terms, rights and preferences of these preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 8   Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.




                      CERX VENTURE CORPORATION
                       (A Development Company)
                            (Unaudited)




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    BACKGROUND.  Cerx Venture Corporation ("Cerx" or the
"Company")was incorporated in the State of Nevada on April
4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation, and on March 23, 1998, changed its name again to Cerx Venture Corporation.
Cerx has no significant assets and is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company intends to either raise funds to originate a business or, alternatively, enter into a business combination with one or more as yet unidentified privately held businesses.

    FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.
These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful acquisition of operations or origination of a business as discussed below.

    BUSINESS OF THE COMPANY. The Company's business is to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business. Due to its current lack of cash, the Company intends to acquire a business by issuing shares of the Company's stock in a merger or stock exchange. Originating a business, on the other hand, would require sufficient cash to launch the business, and the origination of a business may involve starting a business from scratch or may take another form such as a joint venture, partnership or other association with other individuals or companies. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation.

    The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired or business originated may be in any industry or location, anywhere in the world. In regard to acquisitions, the Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ Small Cap Market. There is no assurance that the Company will be successful in acquiring or originating any business. The Company has no operations or source of revenues and has no assets other than a nominal amount of cash.

    LIQUIDITY AND CAPITAL RESOURCES. The Company has funded its operations to date exclusively through cash loans and cash advances provided by shareholders. The Company did not realize any cash from equity financing activities in 1997 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless and until it is able to raise the equity capital to become operational.

    As of March 31, 1998, the Company had accumulated a deficit (net loss) of $407,761 since inception and had $3,885 in cash on hand but no other significant assets. The Company was indebted to John D. Brasher Jr., at March 31, 1998, for $127,522 in cash loans and $10,177 in interest. The Company has no long-term liabilities.


    RESULTS OF OPERATIONS - FIRST QUARTER 1998. During the quarter ended March 31, 1998, the first quarter of the year, the Company incurred a net loss of $5,907. Expenses in the first quarter related primarily to general and administrative operating costs. The Company paid no rent or salaries during the quarter.

    RESULTS OF OPERATIONS - FIRST QUARTER 1997. During the quarter ended March 31, 1997, the Company had no revenues and incurred a net loss of $94,637. Expenses in the first quarter of 1997 related primarily to miscellaneous operating costs and professional fees. Operating costs primarily related to filing of reports with the Securities and Exchange Commission, investigating business opportunities and a prefered stock offering. The Company paid no salaries or rent during the first quarter of 1997.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     EXHIBITS.

      NONE.

      (b)     REPORTS ON FORM 8-K.

      NONE.


                              SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 6, 1998
                                  CERX VENTURE CORPORATION




                                   /s/ John D. Brasher Jr.

                     By.....................................................
                         John D. Brasher Jr., Chairman, Chief Exec. Officer,
                                 President, Chief Financial Officer