Form 10QSB
period 1998-06-30
CERX ENTERTAINMENT CORP
filed 1998-08-17
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For Quarter Ended June 30, 1998          Commission File No. 0-25022


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

                     Yes __X__   No _____

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1998 are as follows:

     Class of Securities                                      Shares Outstanding
-----------------------------                                 ------------------
Common Stock, $.001 par value                                      5,002,838

                                      INDEX
                                                                         Page of
                                                                         Report
                                                                         -------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 1998 (Unaudited) and December 31, 1997 ............ 3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 1998 and 1997
            and cumulative from inception (April 4, 1989)
            through June 30, 1998 ............................................ 4

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 1998 and 1997
            and cumulative from inception (April 4, 1989)
            through June 30, 1998 ............................................ 5

            Notes to Financial Statements (Unaudited) ........................ 6


Item 2.     Management's Discussion and Analysis or Plan of Operation ........ 8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K ................................. 9


            Signatures ....................................................... 9

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                              June 30,               Dec. 31,
                                                                1998                   1997
                                    ASSETS                    --------               --------
CURRENT ASSETS

  Cash                                                            1,664                  4,609
                                                             ----------             ----------
                                                                  1,644                  4,609
                                                             ==========             ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable                                                3,455                    139

  Advances                                                       44,590                 74,590

  Accrued interest                                               12,137                  8,217

  Promissory notes to an officer/stockholder                    127,872                 97,522
                                                             ----------             ----------
    Total Liabilities                                           188,054                180,468
                                                             ----------             ----------

STOCKHOLDERS' DEFICIT

  Preferred  stock,  $.001 par  value;
  Series A, 6.75%  non-voting  convertible
  preferred; authorized - 4,000,000 shares;
  issued - none                                                       -                      -

  Preferred stock; $.001 par value; authorized -
   11,000,000 shares; issued - none                                   -                      -

  Common stock, $.001 par value; authorized -
   50,000,000 shares; issued and outstanding -
   5,002,838 shares                                               5,003                  5,003

  Additional paid-in capital                                    220,992                220,992

  Deficit accumulated during the
    development stage                                          (412,405)              (401,854)
                                                             ----------             ----------
      Total Stockholders' Deficit                              (186,410)              (175,859)
                                                             ----------             ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                           1,644                  4,609
                                                             ==========             ==========


                 See accompanying notes to financial statements.

                                         CERX VENTURE CORPORATION
                                      (A Development Stage Company)
                                         Statements of Operations
                                               (Unaudited)


                                                                               April 4, 1989
                                                For The Six Months Ended      (inception) to
                                                         June 30,           June 30,   June 30,
                                                         --------           --------   --------
                                                1998                 1997               1998
                                                ----                 ----               ----

Costs and Expenses:

  Costs of business acquisitions                    -               13,090            192,020

  General and administrative                    6,631              104,474            141,784

  Interest                                      3,920                4,030             12,137

  Offering costs                                    -                    -             66,464
                                          -----------           ----------          ---------
    Total expenses                             10,551              121,594            412,405
                                          -----------           ----------          ---------

         Net loss                             (10,551)            (121,594)          (412,405)
                                          ===========           ==========          =========

Net loss per common share                        (nil)                (nil)
                                          ===========           ==========

Weighted average common shares
  outstanding                               5,002,838            4,977,838
                                          ===========           ==========

                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                               April 4, 1989
                                                For The Six Months Ended      (inception) to
                                                         June 30,           June 30,   June 30,
                                                         --------           --------   --------
                                                1998                 1997               1998
                                                ----                 ----               ----

Cash flows from operating activities
  Net loss                                    (10,551)            (121,520)          (412,405)
  Ajustments to reconcile net loss to net
  cash used by operating activities:

  Capital contribution by an
      officer / stockholder                         -               (3,074)            53,343

    Common stock issued for costs
      advanced and services                         -                    -            151,112

    Changes in assets and
     liabilities:

       Accounts payable                         3,316                4,330              3,355

       Accrued interest                         3,920                    -             12,137
                                             --------            ---------           --------
Net cash used in operating activities          (3,315)            (120,264)          (192,458)
                                             --------            ---------           --------
Cash flows from financing activities

    Proceeds from promissory notes             30,350               53,172            127,972

    Short term loan                           (30,000)              74,590             44,590

    Proceeds from sale of common stock              -                2,500             21,540
                                             --------            ---------           --------
      Net cash provided by financing
        activities                                350              130,262            194,102
                                             --------            ---------           --------
Net increase (decrease) in cash and
  cash equivalents                             (2,965)               9,998              1,644

Cash and cash equivalents at beg. period        4,609                2,309                  -
                                             --------            ---------           --------

Cash and cash equivalents at end of period      1,644               12,307              1,644
                                             ========            =========           ========


                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                             (A Development Company)
                           Financial Notes (Unaudited)
                                  June 30, 1998


Note 1   Description of Business

         The financial statements presented are those of Cerx Venture Corporation, a development stage company (the Company). The Company was incorporated on April 14, 1989 under the laws of the State of Nevada. On March 23, 1998, the Company's name was changed from Cerx Entertainment Corporation to Cerx Venture Corporation.

         The Company's activities to date have been directed towards the raising of capital and two attempted business acquisitions.

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

Note 3   Fair Value of Financial Instruments

         The fair value of the Company's payables, accrued interest and promissory notes due to an officer/shareholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

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

         The Company has a total of 15,000,000 preferred shares, $.001 par value, authorized. Dividends, voting rights and other terms, rights and preferences of these preferred shares have not been designated but may be designated by the Board of Directors from time to time.

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

     As of June 30, 1998, the Company had accumulated a deficit (net loss) of $412,405 since inception and had $1,644 in cash on hand but no other significant assets. The Company was indebted to John D. Brasher Jr., at June 30, 1998, for $127,872 in cash loans and $12,137 in interest. The Company has no long-term liabilities.

     RESULTS OF OPERATIONS - SECOND QUARTER 1998. During the quarter ended June 30, 1998, the second quarter of the year, the Company incurred a net loss of $4,684. Expenses in the second quarter related primarily to general and administrative operating costs. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - SECOND QUARTER 1997. During the quarter ended June 30, 1997, the Company had no revenues and incurred a net loss of $26,883. Expenses in the second quarter of 1997 related primarily to miscellaneous operating costs. Operating costs primarily related to filing of amendments of the Company's articles of incorporation and taking preliminary steps in an attempt to launch a now defunct business plan. The Company paid no salaries or rent during the second quarter of 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS.

                  Exhibit 27 - Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K.

                  NONE.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 10, 1998

                          CERX VENTURE CORPORATION



                          By /s/ John D. Brasher Jr.
                             ---------------------------------------------------
                             John D. Brasher Jr., Chairman, Chief Exec. Officer, President, Chief Financial Officer