Form 10QSB
period 1998-09-30
CERX ENTERTAINMENT CORP
filed 1998-11-06
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998                 Commission File No. 0-25022


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 1998 are as follows:


    Class of Securities                                       Shares Outstanding
Common Stock, $.001 par value                                      5,002,838

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

     Balance Sheets:

     As of September 30, 1998 (Unaudited) and December 31, 1997 .........    3

     Statements of Operations (Unaudited):

     For the nine months ended September 30, 1998 and 1997
     and cumulative from inception (April 4, 1989)
     through September 30, 1998 .........................................    4

     Comparison of quarter ended September 30, 1998
     with quarter ended September 30, 1997 ..............................    5

     Statements of Cash Flows (Unaudited):

     For the nine months ended September 30, 1998 and 1997
     and cumulative from inception (April 4, 1989)
     through September 30, 1998 .........................................    6

     Notes to Financial Statements (Unaudited) ..........................    7


Item 2. Management's Discussion and Analysis or Plan of Operation .......    9


     PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ................................   10


     Signatures .........................................................   10

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                        September 30,   Dec. 31,
                                                             1998         1997
                                                             ----         ----
                                    ASSETS
                                    ------
CURRENT ASSETS

  Cash                                                          634       4,609
                                                           --------    --------

                                                                634       4,609
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

  Accounts payable                                            3,455         139

  Advances                                                   44,590      74,590

  Accrued interest                                           14,055       8,217

  Promissory notes to an officer/stockholder                127,872      97,522
                                                           --------    --------

    Total Liabilities                                       189,972     180,468
                                                           --------    --------


STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par value; Series A, 6.75%
   non-voting convertible preferred; authorized -
   4,000,000 shares; issued - none                             --          --

  Preferred stock; $.001 par value; authorized -
   11,000,000 shares; issued - none                            --          --

  Common stock, $.001 par value; authorized -
   50,000,000 shares; issued and outstanding -
   5,002,838 shares                                           5,003       5,003

  Additional paid-in capital                                220,992     220,992

  Deficit accumulated during the
    development stage                                      (415,333)   (401,854)
                                                           --------    --------

      Total Stockholders' Deficit                          (189,338)   (175,859)
                                                           --------    --------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                         634       4,609
                                                           ========    ========



                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                   April 4, 1989
                                        For The Nine Months Ended (inception) to
                                          Sept. 30,    Sept. 30,     Sept. 30,
                                          ---------    ---------     ---------
                                            1998          1997          1998
                                            ----          ----          ----

Costs and Expenses:

  Costs of business acquisitions               --          13,090       192,020

  General and administrative                  7,641       110,813       142,794

  Interest                                    5,838         5,709        14,055

  Offering costs                               --            --          66,464

                                         ----------    ----------    ----------
    Total expenses                           13,479       129,612       415,333

                                         ----------    ----------    ----------

         Net loss                           (13,479)     (129,612)     (415,333)
                                         ==========    ==========    ==========



Net loss per common share                ($   0.003)   ($   0.026)
                                         ==========    ==========



Weighted average common shares
  outstanding                             5,002,838     4,977,838
                                         ==========    ==========



                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                 Comparison of Quarter Ended September 30, 1998
                      with Quarter Ended September 30, 1997
                                   (Unaudited)



                                                       For the 3rd Quarter Ended
                                                               Sept. 30,
                                                       -------------------------
                                                         1998            1997
                                                         ----            ----


Revenue                                                     -0-             -0-

Cost, Expenses:

  Cost of acquisition                                      --              --

  General and administrative                              1,010           6,339

  Interest                                                1,918           1,679
                                                         ------          ------

Total Expenses                                            2,928           3,018
                                                         ------          ------


  Net Loss                                               (2,928)         (8,018)
                                                         ======          ======




                 See accompanying notes to financial statements.


                                         CERX VENTURE CORPORATION
                                      (A Development Stage Company)
                                        Statements of Cash Flows
                                              (Unaudited)


                                                           For the Nine Months Ended     April 4, 1989
                                                                   Sept. 30,             (inception) to
                                                             1998            1997        Sept. 30, 1998
                                                             ----            ----        --------------
Cash flows from operating activities
  Net loss                                                 (13,479)        (129,612)        (415,333)
  Adjustments to reconcile net loss to net
  cash used by operating activities:

    Common stock issued for costs
      advanced and services                                   --               --            151,112

    Changes in assets and
     liabilities:

       Accounts payable                                      3,316            1,501            3,455

       Accrued interest                                      5,838             --             14,055
                                                          --------         --------         --------

Net cash used in operating activities                       (4,325)        (128,111)        (246,711)
                                                          --------         --------         --------

Cash flows from financing activities

    Proceeds from promissory notes                          30,350           58,980          127,872

    Short term loan                                        (30,000)          74,590           44,590

    Proceeds from sale of common stock                        --              2,500           74,883
                                                          --------         --------         --------

      Net cash provided by financing activities                350          136,070          247,345

                                                          --------         --------         --------
Net increase (decrease) in cash and
  cash equivalents                                          (3,975)           7,959              634


Cash and cash equivalents at beg. period                     4,609            2,309             --
                                                          --------         --------         --------


Cash and cash equivalents at end of period                     634           10,268              634
                                                          ========         ========         ========



                             See accompanying notes to financial statements.

                                                   6

                            CERX VENTURE CORPORATION
                             (A Development Company)
                           Financial Notes (Unaudited)
                               September 30, 1998


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

     As of September 30, 1998, the Company had accumulated a deficit (net loss) of $415,333 since inception and had $634 in cash on hand but no other significant assets. The Company was indebted to John D. Brasher Jr., at September 30, 1998, for $127,872 in cash loans and $14,055 in interest. The Company has no long-term liabilities.

     RESULTS OF OPERATIONS - THIRD QUARTER 1998. During the quarter ended September 30, 1998, the third quarter of the year, the Company incurred a net loss of $2,928. Expenses in the third quarter related primarily to accounting fees and costs relating to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - THIRD QUARTER 1997. During the quarter ended September 30, 1997, the Company had no revenues and incurred a net loss of $8,018. Expenses in the third quarter of 1997 related primarily to miscellaneous operating costs. Operating costs primarily related to filing of amendments of the Company's articles of incorporation and taking preliminary steps in an attempt to launch a now defunct business plan. The Company paid no salaries or rent during the third quarter of 1997.

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

DATED: November 5, 1998

                                          CERX VENTURE CORPORATION




                                          By /s/ John D. Brasher Jr.
                                            ------------------------------------
                                            John D. Brasher Jr., Chairman,
                                            Chief Exec. Officer,
                                            President, Chief Financial Officer