Form 10KSB
period 1998-12-31
CERX VENTURE CORP
filed 1999-04-14
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 1998                     Commission File No. 0-25022


                            CERX VENTURE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       72-1148906
            ------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       90 Madison Street, Suite 707
          Denver, Colorado 80206                           (303) 355-3350
          ----------------------                           --------------
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

     The aggregate market value of the 1,822,985 shares of common stock of the registrant held by non-affiliates on March 15, 1998 was $18,130.

     At March 15, 1999, a total of 5,002,838 shares of common stock were outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business ............................................ 2
Item 2.  Description of Property ............................................ 8
Item 3.  Legal Proceedings .................................................. 8
Item 4.  Submission of Matters to a Vote of Security Holders ................ 8

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters .............................................. 8
Item 6.  Management's Discussion and Analysis or Plan of Operation........... 9
Item 7.  Financial Statements ............................................... 9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ........................... 10

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ...............  10
Item 10. Executive Compensation ............................................  11
Item 11. Security Ownership of Certain Beneficial Owners and Management ....  12
Item 12. Certain Relationships and Related Transactions ....................  12

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K ..................................  13

         Index to Financial Statements .....................................  14

         Financial Statements .............................................. F-1



                                                  PART I

Item 1. DESCRIPTION OF BUSINESS.

Background

     Cerx Venture Corporation ("Cerx" or the "Company") was incorporated in the State of Nevada on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation, and on March 23, 1998, changed its name again to Cerx Venture Corporation. Until the fourth quarter of 1996, when it unsuccessfully attempted to acquire a foreign casino management company for stock and cash, Cerx had extremely limited operations. During the last quarter of 1996 and through 1997, Cerx's efforts were concentrated upon raising capital to execute a now-discontinued business plan to become the premier operator of entertainment networks on the Internet, including networks for kids, news, sports, gaming and general entertainment. During 1998, the Company's efforts were concentrated upon its search for a business to acquire.

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

     A combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for assets or the outstanding stock of the business acquired, sale of Common Stock for cash, or any other form which will result in the combined entity being a publicly held corporation. A sale of Common Stock for cash or an exchange of Common Stock for assets or stock may be made to an individual or a business entity. It is not likely that any proposed combination will be subject to the approval of the Company's shareholders. Pending negotiation and consummation of a combination, the Company anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to SEC filings or to the negotiation of a combination.

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

     The Company has not entered into any agreement or understanding of any kind with any person regarding a business combination. There can be no assurance that the Company will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to the Company. The Company's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if the Company is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of the Company's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution.

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

State Securities Law Considerations

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions with respect to a "covered security." The term "covered security" is defined in
Section 18 to include, among other things, transactions which are exempt from registration under the Securities Act of 1933 pursuant to Section 4(1), which exempts transactions by "any person not an issuer, underwriter or dealer," (that is, secondary resales, such as market trades) provided the issuer of the security files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act and is timely in those filings. In other words, Section 18 defines a covered security to include market trades and other secondary transactions by shareholders in outstanding securities, even if the issuer is a "blank check" company, provided the issuer is a reporting company.

     While subparagraph (c) of Section 18 as amended preserves the authority of the states to require certain limited notice filings and to collect fees as to certain categories of covered securities (including Section 4(1) secondary transactions in the securities of reporting companies), a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered)
security." This provision prohibits state registration or qualification requirements, other than requiring certain limited notice filings, of trading in the securities of blank check companies which are SEC reporting companies. The Company will comply with any such state limited notice filings as appropriate.

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

Risk Factors

     At this time the shares of the Company are speculative and involve a high degree of risk. The Company is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

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

Employees

     The only employees of the Company currently are its officers, none of which provide full time services to the Company. It is not expected that the Company will have or need additional employees except as a result of completing a combination.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by management to a vote of Cerx security holders during the year ended December 31, 1998. However, on March 20, 1998, a single shareholder (John D. Brasher Jr.) holding in the aggregate more than a majority of the issued and outstanding shares entitled to vote, took action by written consent in lieu of a meeting, as permitted by Section 78.320 of the Nevada General Corporation Law. By means of that written consent, the shareholders approved a change of the Company's name to Cerx Venture Corporation.

                                     PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

Market Information

     Commencing in the fourth quarter of the year ended December 31, 1995, Cerx's common shares were quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. To Cerx's knowledge, no market transactions have taken place in the common shares, and there currently is no market for the common shares. At this time, the common stock is quoted $.01 bid, no offer, on the OTC Bulletin Board under symbol CERX, with two market makers.

Holders

     Cerx had 554 shareholders of record as of March 15, 1999.

Dividends

     Cerx does not expect to pay a cash dividend upon its capital stock in the near future. Payment of dividends in the future will depend on Cerx's earnings (if any) and its cash requirements at that time.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

     Cerx has funded its operations to date exclusively through cash loans and advances provided by its principal shareholder and from an advance of funds against a securities placement never completed. Cerx did not realize any cash from equity financing activities in 1998 and has no line of credit or similar credit facility available to it. However, Cerx currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless it should originate or participate in a business. Assets and cash available to Cerx from its management and current shareholders are not sufficient for Cerx to originate or participate in a business, although there is no impediment to engaging in a combination. President and CEO John Brasher has indicated to the Board of Directors that he will make cash available sufficient for the Company to pay expenses related to making required filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended ("Exchange Act").

Results of Operations - 1998

     During the year ended December 31, 1998, Cerx incurred a net loss of $18,410. Cerx had $1,014 in cash but no other significant assets. Expenses in 1998 related primarily to miscellaneous operating costs, filing costs, and accounting fees. Cerx paid no salaries or rent and incurred no legal fees during 1998. Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1998, for cash loans, accrued interest and expenses advanced. At year end, Cerx owed Mr. Brasher an aggregate of $159,372 in principal and $18,741 in interest on loans made to the Company. During 1998, John D. Brasher Jr. loaned an additional $61,850 to the Company, most of which the Company used to partially repay advances of $74,590 it received in 1997 on a planned offering of the Company's stock to non-U.S. residents pursuant to Regulation S under the Securities Act of 1933, as amended ("Act"). During 1998 the advance was paid down by Cerx to $14,590. This amount must at some point be repaid or converted into shares of Cerx common stock.

Results of Operations - 1997

     During the year ended December 31, 1997, Cerx incurred a net loss of $134,352. Expenses in 1997 related primarily to miscellaneous operating costs, professional fees, expenditures made preparing for an offering of securities never completed, amounts spent attempting to launch a now-discontinued business plan to launch an Internet-based business, and expenses related to the business acquisitions attempted in 1996 but never completed. Cerx paid no salaries or rent during 1997 and incurred $40,585 in general and administrative costs. Cerx also incurred $38,885 in legal fees owed to Brasher & Company.

     As of December 31, 1997, Cerx had accumulated a deficit (net loss) of $401,854 and had $4,609 in cash but no other significant assets. Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1997, for cash loans, accrued interest and expenses advanced. At year end, Cerx owed Mr. Brasher an aggregate of $97,522 in principal and $8,217 in interest. Prior to year end, Brasher & Company, the Company's law firm owned by President John D. Brasher Jr., forgave $53,343 owed for expenses advanced and legal fees, which the Company treated as a capital contribution in that amount.

Plan of Operation

     Cerx's plan of operation for the next twelve months is set forth above under Item 1 (Description of Business).

Item 7. FINANCIAL STATEMENTS.

     See index to financial statements at page 14. The financial statements begin following that index. No supplementary financial data is required.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. The following table sets forth the name, age, position held and tenure of each director and executive officer:

      Name                Age      Position Held and Tenure
      ----                ---      ------------------------

John D. Brasher Jr.       47       President, Chief Executive Officer, Director,
                                   Chairman of the Board, Secretary, since
                                   April 4, 1989

Johnny D. Brasher         72       Senior Vice-President, Director since
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

Biographical Information

     JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. Mr. Brasher also is a director of Renegade Venture (Nev.) Corporation, a Nevada corporation, and director and chief executive officer of Cerx Entertainment
Corporation, a Nevada corporation, and Champion Ventures, Inc., a Nevada corporation, both companies with a business plan similar to that of the Company. Mr. Brasher is also a director of Vacation Emporium International, Inc., a Colorado corporation that markets timeshare interests.

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

Item 10. EXECUTIVE COMPENSATION.

Cash Compensation

     For the year ended December 31, 1998, no executive officer received cash compensation.

Compensation Pursuant to Plans

     For the year ended December 31, 1998, no executive officer received compensation pursuant to any plan.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 15, 1999, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                                                Amount
   Name and Address of                    Common Stock Owned   Percent of Common
   of Beneficial Owner                       Beneficially      Stock Outstanding
   -------------------                       ------------      -----------------

*John D. Brasher, Jr. ...................    2,929,853 (1)           57.9%
      90 Madison Street
      Suite 707
      Denver, Colorado 80206

*Johnny D. Brasher ......................      250,000                4.9%
      P.O. Box 1686
      Ferriday, Louisiana 71334

      *All directors and executive
      executive officers (2 persons) ....    3,179,853               62.9%

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Cerx was indebted to its principal shareholder and President, John D. Brasher Jr., at December 31, 1998, for cash loans and accrued interest. At year end, Cerx owed Mr. Brasher an aggregate of $159,372 in principal and $18,741 in interest (at 8% simple interest per annum) pursuant to promissory notes. During 1998, John D. Brasher Jr. loaned an additional $61,850 to the Company, which the Company used to partially repay advances it received in 1997 on an offering of the Company's stock under Regulation S which was never completed.

     Otherwise, there were no transactions, or series of transactions, for the year ended December 31, 1998, nor are there any currently proposed transactions, or series of transactions, to which Cerx is a party, in which the amount exceeds $60,000, and in which to the knowledge of Cerx any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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


 3.1      Certificate of Incorporation  of the Company,  as filed
          with the  Nevada  Secretary  of State on April 4, 1989,
          incorporated   by   reference   to   Exhibit   3.1   to
          registration statement on Form 10-SB, file no. 0-25022..........     1

 3.2      Certificate of Amendment of the Company,  as filed with
          the Nevada Secretary of State of the State of Nevada on
          November 8, 1990,  incorporated by reference to Exhibit
          3.2 to registration  statement on Form 10-SB,  file no.
          0-25022.........................................................     1

 3.3      Certificate of Amendment of the Company,  as filed with
          the  Nevada  Secretary  of State on October  26,  1994,
          incorporated   by   reference   to   Exhibit   3.3   to
          registration statement on Form 10-SB, file no. 0-25022..........     1

 3.4      Bylaws of the  Company as  adopted  on March 22,  1989,
          incorporated   by   reference   to   Exhibit   3.4   to
          registration statement on Form 10-SB, file no. 0-25022..........     1

 3.5      Certificate of Increase in Number of Authorized  Shares
          of  Common  Stock of the  Company,  as  filed  with the
          Nevada   Secretary   of  State   on  July   15,   1996,
          incorporated  by  reference to Exhibit 3.5 to report on
          Form 8-K dated July 12, 1996 ...................................     1

 3.6      Certificate of Amendment of the Company  (changing name
          to Cerex  Entertainment  Corporation) as filed with the
          Nevada   Secretary   of  State  on  January  27,  1997,
          incorporated  by  reference to Exhibit 3.1 to report on
          Form 8-K dated January 27, 1997 ................................     1

 3.7      Certificate  of  Amendment  of  the  Company  (amending
          certificate of  incorporation in its entirety) as filed
          with the  Nevada  Secretary  of State on  February  28,
          1997,  incorporated  by  reference  to  Exhibit  3.2 to
          report on Form 8-K dated January 27, 1997.......................     1

 3.8      Certificate  of Amendment of the Company  (establishing
          and   designating   the  Series  A,  6.75%   Non-Voting
          Convertible  Preferred  Stock of the  Company) as filed
          with the Nevada  Secretary  of State on March 12, 1997,
          incorporated  by  reference to Exhibit 3.3 to report on
          Form 8-K dated January 27, 1997.................................     1

 3.9      Certificate of Amendment of the Company  (changing name
          to Cerx  Entertainment  Corporation)  as filed with the
          Nevada   Secretary   of  State  on  March   19,   1997,
          incorporated  by  reference to Exhibit 3.4 to report on
          Form 8-K dated January 27, 1997.................................     1

 3.10     Bylaws  of  the  Company  adopted  February  20,  1997,
          incorporated  by  reference to Exhibit 3.5 to report on
          Form 8-K dated January 27, 1997.................................     1

 3.11     Certificate of Amendment of the Company  (changing name
          to Cerx Venture  Corporation)  as filed with the Nevada
          Secretary of State on March 23, 1998............................     1

 3.12     Certificate  of Amendment  of the Company  (withdrawing
          authorization  creating and  designating  the Series A,
          6.75% Nonvoting  Convertible  Preferred Stock, as filed
          with the Nevada Secretary of State on March 23, 1998............     1

 4.1      Specimen  common  stock  certificate  of  the  Company,
          incorporated   by   reference   to   Exhibit   4.1   to
          registration statement on Form 10-SB, file No. 0-25022..........     1

10.1      1994  Compensatory  Stock Option Plan,  incorporated by
          reference to Exhibit 10.1 to registration  statement of
          Form 10-SB, file No. 0-25022....................................     1

10.2      1994 Employee Stock Compensation Plan,  incorporated by
          reference to Exhibit 10.2 to registration  statement of
          Form 10-SB, file No. 0-25022....................................     1

10.3      Amendment to 1994 Compensatory Stock Option Plan of the
          Company,  incorporated  by reference to Exhibit 10.1 to
          report on Form 8-K dated January 27, 1997.......................     1

          1    -    Incorporated    by   reference   to   another
               registration statement, report or document.

          2    - Filed herewith as an exhibit.

     (b) Reports on Form 8-K.

     None were filed by the Company during the fourth quarter ended December 31, 1998.

     (c) Financial statements and supplementary data.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report ...........................................    F-1

Balance Sheet as of December 31, 1998 ..................................    F-3

Statements of Operations for years ended
 December 31, 1998 and 1997 and for the period
 April 4, 1989 (inception) through December 31, 1998 ...................    F-4

Statements of Cash Flows for years ended
 December 31, 1998 and 1997 and for the period
 April 4, 1989 (inception) through December 31, 1998 ...................    F-5

Statement of Stockholders' Deficit
 for the period April 4, 1989 (inception)
 through December 31, 1998 .............................................    F-6

Notes to Financial Statements ..........................................    F-8

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Cerx Venture Corporation
Denver, Colorado


I have audited the accompanying balance sheet of Cerx Venture Corporation (a development stage company) as of December 31, 1998, and the related statements of operations, cash flows and changes in stockholders' deficit for the two years then ended and the 1998, 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31, 1998. These financial statements are the responsibility of the management of Cerx Venture Corporation. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Cerx Venture Corporation (a development stage company) for the period from April 4, 1989 (inception) to December 31, 1995, were audited by other auditors whose opinion, dated February 29, 1996, on those financial statements was unqualified.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cerx Venture Corporation (a development stage company) as of December 31, 1998, and the results of its operations and cash flows for the two years then ended and the 1998, 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

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


                                             /s/  Stephen M. Siedow, P.C.


March 29, 1999
Aurora, Colorado

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998



                                     ASSETS
                                     ------


Current assets:
   Cash                                                               $   1,014
                                                                      ---------

                                                                      $   1,014
                                                                      =========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


Current liabilities:  (Notes A and F)
   Accounts payable                                                   $   2,580
   Advances                                                              14,590
   Accrued interest                                                      18,741
   Promissory notes to an officer/stockholder                           159,372
                                                                      ---------
                                                                        195,283
                                                                      ---------

Stockholders' deficit:  (Notes B, C and F)
   Preferred stock; $.001 par value; authorized -
      15,000,000 shares; issued - none                                     --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      5,002,838 shares                                                    5,003
   Additional paid-in capital                                           220,992
   Deficit accumulated during the development stage                    (420,264)
                                                                      ---------
        Total stockholders' deficit                                    (194,269)
                                                                      ---------

                                                                      $   1,014
                                                                      =========



    The accompanying notes are an integral part of the financial statements.


                               CERX VENTURE CORPORATION
                             (A Development Stage Company)
                               Statements of Operations



                                                                           April 4, 1989
                                                                          (inception) to
                                               Year Ended December 31,     December 31,
                                                 1998           1997           1998
                                                 ----           ----           ----
Costs and expenses:  (Notes C, D, E and F)
   Costs related to attempted
     business acquisitions                   $      --      $    37,593    $   192,020
   General and administrative                      7,885         40,585        143,038
   Interest                                       10,525          7,744         18,742
   Offering costs                                   --           48,430         66,464
                                             -----------    -----------    -----------

Net loss                                     $   (18,410)   $  (134,352)   $  (420,264)
                                             ===========    ===========    ===========

Loss per common share                        $     (.004)   $     (.027)
                                             ===========    ===========

Weighted average common shares outstanding     5,002,838      4,985,440
                                             ===========    ===========



       The accompanying notes are an integral part of the financial statements.




                                  CERX VENTURE CORPORATION
                                (A Development Stage Company)
                                  Statements of Cash Flows


                                                                                  April 4, 1989
                                                                                 (inception) to
                                                         Year ended December 31,  December 31,
                                                            1998         1997         1998
                                                            ----         ----         ----

Cash flows from operating activities:
   Net loss                                              $ (18,410)   $(134,352)   $(420,264)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Capital contribution by an officer/
        stockholder                                           --         53,343       53,343
     Common stock issued for costs
        advanced and services                                 --           --        151,112
     Changes in operating assets and liabilities:
       Accounts payable                                      2,441          139        2,580
       Advances                                            (60,000)      74,590       14,590
       Accrued interest                                     10,524        7,744       18,741
       Due to an officer/stockholder                          --        (16,164)        --
                                                         ---------    ---------    ---------
       Net cash used in operating activities               (65,445)     (14,700)    (179,898)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from promissory notes                           61,850       14,500      159,372
   Proceeds from sale of common stock                         --          2,500       21,540
                                                         ---------    ---------    ---------
       Net cash provided by financing activities            61,850       17,000      180,912
                                                         ---------    ---------    ---------

Net increase (decrease) in cash                             (3,595)       2,300        1,014
Cash at beginning of year                                    4,609        2,309         --
                                                         ---------    ---------    ---------

Cash at end of year                                      $   1,014    $   4,609    $   1,014
                                                         =========    =========    =========


Supplemental disclosure of noncash
   investing and financing activities:
   Capital contribution by an officer/stockholder        $    --      $  53,343    $  53,343
                                                         =========    =========    =========
   Common stock issued for services and costs advanced   $    --      $    --      $ 151,112
                                                         =========    =========    =========
   Interest paid                                         $    --      $    --      $    --
                                                         =========    =========    =========
   Income taxes paid                                     $    --      $    --      $    --
                                                         =========    =========    =========



          The accompanying notes are an integral part of the financial statements.





                                  CERX VENTURE CORPORATION
                                (A Development Stage Company)
                Statements of Changes in Stockholders' Deficit for the Period
                       April 4, 1989 (Inception) to December 31, 1998


                                                                                   Deficit
                                                                     Additional   Accumulated
                                                Common Stock          Paid-in       from
                                             Shares       Amount      Capital     Inception
                                             ------       ------      -------     ---------

Balances, April 4, 1989 (inception)             --      $     --     $     --     $     --

   Common stock issued for cash,
     March 29, 1989, at $.006 per share      405,000           405        1,845         --

   Common stock issued for cash,
     March 29, 1989, at $.012 per share      911,010           911        9,839         --

   Common stock issued for cash,
     April 3, 1989, at $.012 per share       211,860           212        2,288         --

   Common stock issued for cash,
     April 7, 1989, at $.006 per share        90,000            90          410         --

   Common stock issued for cash,
     April 7, 1989, at $.012 per share       127,115           127        1,373         --

   Common stock issued for cash,
     May 23, 1989, at $.002 per share        175,000           175          175         --

   Common stock issued for cash,
     May 23, 1989, at $.004 per share        310,000           310          840         --

   Common stock issued for cash,
     May 31, 1989, at $.002 per share         20,000            20           20         --

   Net loss                                                                             (825)
                                          ----------    ----------   ----------   ----------
Balances, December 31, 1989                2,249,985         2,250       16,790         (825)

   Net loss                                                                          (18,014)
                                          ----------    ----------   ----------   ----------
Balances, December 31, 1990                2,249,985         2,250       16,790      (18,839)

   Net loss                                                                              (59)
                                          ----------    ----------   ----------   ----------
Balances, December 31, 1991                2,249,985         2,250       16,790      (18,898)

   Net loss                                                                             (142)
                                          ----------    ----------   ----------   ----------
Balances, December 31, 1992                2,249,985         2,250       16,790      (19,040)

  Net loss                                                                             --
                                          ----------    ----------   ----------   ----------
Balances, December 31, 1993                2,249,985    $    2,250   $   16,790   $  (19,040)
                                          ==========    ==========   ==========   ==========



          The accompanying notes are an integral part of the financial statements.




                                  CERX VENTURE CORPORATION
                                (A Development Stage Company)
                Statements of Changes in Stockholders' Deficit for the Period
                 April 4, 1989 (Inception) to December 31, 1998 - continued


                                                                                       Deficit
                                                                         Additional  Accumulated
                                                 Common Stock             Paid-in        from
                                              Shares        Amount        Capital     Inception
                                              ------        ------        -------     ---------

Balances, Forward                            2,249,985    $    2,250    $   16,790   $  (19,040)

   Common stock issued for out of pocket
     expenses incurred, valued at
     $.002 per share                           740,000           740           740         --

   Net loss                                                                              (1,787)
                                            ----------    ----------    ----------   ----------
Balances, December 31, 1994                  2,989,985         2,990        17,530      (20,827)

   Net loss                                                                             (12,773)
                                            ----------    ----------    ----------   ----------
Balances, December 31, 1995                  2,989,985         2,990        17,530      (33,600)

   Common stock issued for out of pocket
     expenses incurred, valued at
     $.02 per share                            123,260           123         2,342         --

   Common stock issued pursuant to an
     asset purchase agreement, valued
     at $.001 per share                      1,195,035         1,195                       --

   Recission of common stock issued
     pursuant to an asset purchase
     agreement, valued at $.001 per share   (1,195,035)       (1,195)                      --

   Common stock issued for out of pocket
     expenses and legal fees incurred,
     valued at $.10 per share                1,839,593         1,840       145,327         --
   Net loss                                                                            (233,902)
                                            ----------    ----------    ----------   ----------
Balances, December 31, 1996                  4,952,838         4,953       165,199     (267,502)

   Common stock issued for cash,
     May 8, 1997, at $.05 per share             50,000            50         2,450         --

   Capital contribution                                                     53,343         --

   Net loss                                                                            (134,352)
                                            ----------    ----------    ----------   ----------
Balances, December 31, 1997                  5,002,838         5,003       220,992     (401,854)

   Net loss                                                                             (18,410)
                                            ----------    ----------    ----------   ----------
Balances, December 31, 1998                  5,002,838    $    5,003    $  220,992   $ (420,264)
                                            ==========    ==========    ==========   ==========



          The accompanying notes are an integral part of the financial statements.



                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements



Note A - Summary of Significant Accounting Policies

Description of Business
-----------------------

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

As shown in the financial statements, as of December 31, 1998, the Company had incurred an accumulated deficit of $420,264 and has limited cash. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Income Taxes
------------

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

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables, accrued interest and promissory notes due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Comprehensive Income
--------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard Number 130 (SFAS 130) "Reporting Comprehensive Income", that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no items of comprehensive income as defined by SFAS 130 for any of the periods presented.

Note B - Stockholders' Deficit

Common Stock Transactions
-------------------------

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

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Preferred Stock
---------------

On February 10, 1997, the Company's Board of Directors designated 4,000,000 shares of the Company's authorized 15,000,000 shares, $.001 par value, preferred stock as a Series A, 6.75% Non-Voting Convertible Preferred Stock. The Series A preferred shares were convertible into 5,500,000 common shares of the Company under certain circumstances. On March 31, 1998, the Company's Board of Directors approved the withdrawal of the Company's designation of 4,000,000 shares of preferred stock as Series A, 6.75% Non-Voting Convertible Preferred Stock, returning such shares to the status of undesignated preferred shares.

The Company has 15,000,000 preferred shares, $.001 par value, authorized but undesignated. Dividends, voting rights and other terms, rights and preferences of these preferred shares have not been designated but may be designated by the Board of Directors from time to time. As of December 31, 1998, no undesignated preferred shares have been issued or are outstanding.

1994 Compensatory Stock Option Plan
-----------------------------------

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

1994 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 5,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. As of December 31, 1998, the Company has awarded 2,012,853 shares of common stock under the ESC Plan.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


Note C - Attempted Business Acquisitions

The Company charged $154,427 to operations during the year ended December 31, 1996 in connection with two attempted business acquisitions of companies engaged in the gaming business in the British West Indies. The Company cancelled the purchase agreements for numerous violations, breaches or failures of representations and warranties contained in the agreements. Cash advances, legal fees and travel costs were charged to operations and the Company cancelled all of its common shares issued on the Company' stock transfer books. All attempts to complete these acquisitions were terminated in 1996.

During the year ended December 31, 1997 the Company incurred additional costs of $37,593 relating to these two attempted acquisitions.

Note D - Private Offering

The Company was unsuccessful in making a private offering of its Series A, 6.75% Non-Voting Convertible Preferred Stock and, therefore, offering costs in the amount of $48,430 were charged to operations during the year ended December 31, 1997.

Note E - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                               December 31,
                                                          ---------------------
                                                            1998         1997
                                                            ----         ----

Federal income tax benefit at statutory rate              $ (7,180)    $(35,647)
State income tax benefit net of federal tax effect            --           --
Non deductible expenses                                       --          7,086
Other                                                         --          1,018
Deferred income tax valuation allowance                      7,180       27,543
                                                          --------     --------
                                                          $   --       $   --
                                                          ========     ========

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements


The Company's deferred tax assets are as follows:


                                                   December 31,
                                              --------------------
                                                 1998       1997
                                                 ----       ----

            Accrued expenses                  $  5,865    $  2,512
            Net operating loss carryforward     62,128      58,301
            Valuation allowance                (67,993)    (60,813)
                                              --------    --------

                                              $   --      $   --
                                              ========    ========

At December 31, 1998, the Company has net operating loss carryforwards of $198,547 which may be available to offset future taxable income through 2013.

Note F - Related Party Transactions

During 1998, John D. Brasher Jr., the Company's principal shareholder and president, loaned the Company $61,850 and these funds subsequently were used to partially repay advances of $60,000.

On December 31, 1998, the Company owed John D. Brasher Jr. an aggregate of $159,372 in demand promissory notes and $18,741 of accrued interest (8% simple interest per annum) for cash loans and expenses advanced on behalf of the Company. The Company has recorded interest expense of $10,525 and $7,744 for the years ended December 31, 1998 and 1997.

The law firm of Brasher & Company, of which John D. Brasher Jr. is the sole owner, has provided legal services and advanced expenses on behalf of the Company in the amounts of $0 and $38,885 for the years ended December 31, 1998 and 1997.

On December 30, 1997, Brasher & Company forgave $53,343 of accrued legal fees and expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

The Company utilized office space provided by Brasher & Company at no charge during the years ended December 31, 1998 and 1997.

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:   April 12, 1999
                                    CERX VENTURE CORPORATION





                                    By /s/ John D. Brasher Jr.
                                      ------------------------------------------
                                      John D. Brasher Jr., President, Chief
                                      Executive Officer, Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                               Title                     Date
      ----                               -----                     ----


/s/ John D. Brasher Jr.
-----------------------          President, Chief Executive      04/12/99
John D. Brasher Jr.              Officer, Chief Financial
                                 Officer, Director


/s/ Johnny D. Brasher
---------------------            Vice President, Director        04/12/99
Johnny D. Brasher