Form 10QSB
period 1999-03-31
CERX VENTURE CORP
filed 1999-05-14
CIK 932127

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For Quarter Ended March 31, 1999                    Commission File No. 0-25022


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1999 are as follows:


    Class of Securities                                       Shares Outstanding
    -------------------                                       ------------------
Common Stock, $.001 par value                                      5,002,838

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of March 31, 1999 (Unaudited) and December 31, 1998 ..........    3

         Statements of Operations (Unaudited):

         For the three months ended March 31, 1999 and 1998
         and cumulative from inception (April 4, 1989)
         through March 31, 1999 ..........................................    4

         Comparison of three months ended March 31, 1999
         with quarter ended March 31, 1998 ...............................    5

         Statements of Cash Flows (Unaudited):

         For the three months ended March 31, 1999 and 1998
         and cumulative from inception (April 4, 1989)
         through March 31, 1999 ..........................................    6

         Notes to Financial Statements (Unaudited) .......................    7


Item 2.  Management's Discussion and Analysis or Plan of Operation .......    9


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................    10


         Signatures ......................................................    10

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                        March 31,      Dec. 31,
                                                          1999          1998
                                                          ----          ----
                                                       (Unaudited)    (Audited)
                                     ASSETS
                                     ------
CURRENT ASSETS

  Cash                                                  $     309     $   1,014
                                                        ---------     ---------

         TOTAL ASSETS                                   $     309     $   1,014
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

  Accounts payable                                      $   2,580     $   2,580

  Advances                                                 15,590        14,590

  Accrued interest                                         21,928        18,741

  Promissory notes to an officer/stockholder              159,372       159,372
                                                        ---------     ---------

    Total Liabilities                                     199,470       195,280
                                                        ---------     ---------


STOCKHOLDERS' DEFICIT

  Preferred stock; $.001 par value; authorized -
   15,000,000 shares; issued - none                          --            --

  Common stock, $.001 par value; authorized -
   50,000,000 shares; issued and outstanding -
   5,002,838 shares                                         5,003         5,003

  Additional paid-in capital                              220,992       220,992

  Deficit accumulated during the
    development stage                                    (425,156)     (420,264)
                                                        ---------     ---------

      Total Stockholders' Deficit                        (199,161)     (194,269)
                                                        ---------     ---------


TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                 $     309     $   1,014
                                                        =========     =========



                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                   April 4, 1989
                                     For The Three Months Ended   (inception) to
                                       March 31,      March 31,       March 31,
                                     --------------------------     ------------
                                         1999           1998            1999
                                         ----           ----            ----

Costs and Expenses:

  Costs of business acquisitions      $         0    $         0    $   192,020

  General and administrative                1,705          3,907        144,743

  Interest                                  3,187          1,960         21,929

  Offering costs                                0           --           66,464
                                      -----------    -----------    -----------

    Total expenses                          4,892          5,867        425,156
                                      -----------    -----------    -----------


         Net loss                          (4,892)        (5,867)      (425,156)
                                      ===========    ===========    ===========


Net loss per common share                    (nil)          (nil)
                                      ===========    ===========


Weighted average common shares
  outstanding                           5,002,838      5,002,838
                                      ===========    ===========


                 See accompanying notes to financial statements.

                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                   Comparison of Quarter Ended March 31, 1999
                        with Quarter Ended March 31, 1998
                                   (Unaudited)



                                           For the 1st Quarter Ended
                                                    March 31,
                                           -------------------------
                                               1999         1998      Difference
                                               ----         ----      ----------


Revenue                                         -0-          -0-          -0-

Cost, Expenses:

  Cost of acquisition                          --           --           --

  General and administrative                  1,705        3,907        2,202

  Interest                                    3,187        1,960       (1,227)
                                             ------       ------       ------

Total Expenses                                4,892        5,867          995
                                             ------       ------       ------


  Net Loss                                   (4,892)      (5,867)         995
                                             ======       ======       ======


                 See accompanying notes to financial statements.


                            CERX VENTURE CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three
                                                       Months Ended     April 4, 1989
                                                         March 31,     (inception) to
                                                     1999        1998  March 31, 1999
                                                     ----        ----  --------------

Cash flows from operating activities
  Net loss                                          (4,892)     (5,867)   (425,156)
  Adjustments to reconcile net loss to net
  cash used by operating activities:

    Capital contribution by an
      officer/stockholder                             --          --        53,343

    Common stock issued for costs
      advanced and services                           --          --       151,112

    Changes in assets and
     liabilities:

       Accounts payable                               --         3,183       2,580

       Accrued interest                              3,187       1,960      21,928
                                                  --------    --------    --------

Net cash used in operating activities               (1,705)       (724)   (196,193)
                                                  --------    --------    --------


Cash flows from financing activities:

    Proceeds from promissory notes                    --        30,000     159,372

    Short term loan                                  1,000     (30,000)     15,590

    Proceeds from sale of common stock                --          --        21,540
                                                  --------    --------    --------

      Net cash provided by financing activities      1,000        --       196,502
                                                  --------    --------    --------


Net increase (decrease) in cash and
  cash equivalents                                    (705)       (724)        309


Cash and cash equivalents at beg. period             1,014       4,609        --
                                                  --------    --------    --------


Cash and cash equivalents at end of period             309       3,885         309
                                                  ========    ========    ========



                 See accompanying notes to financial statements.



                            CERX VENTURE CORPORATION
                             (A Development Company)
                           Financial Notes (Unaudited)
                                 March 31, 1999


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

     The audit report of the Company's independent accountants reporting on the Company's financial statements for the year ended December 31, 1998, expressed doubt regarding the Company's ability to continue as a going concern in light of the Company's recurring losses and current liabilities, unless the Company obtains future profitable operations or additional financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

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

Note 6  Preferred Stock

     On February 10, 1997, the Company's Board of Directors designated 4,000,000 shares of preferred stock as the Series A, 6.75% Non-Voting Convertible Preferred Stock. No shares of the Series A, 6.75% Non- Voting Convertible Preferred Stock have been issued. On March 31, 1998, the Company cancelled the designation of the Series A, 6.75% Non-Voting Convertible Preferred Stock.

     The Company has a total of 15,000,000 preferred shares, $.001 par value, authorized. Dividends, voting rights and other terms, rights and preferences of these preferred shares have not been designated but may be designated by the Board of Directors from time to time.

Note 7  Unaudited Financial Statements

     The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note 8  Comprehensive Income

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

Note 9  1994 Compensatory Stock Option Plan

     The Company has adopted a compensatory stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 5,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under
Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the granteee is required to pay for the options. No options have been granted under the CSO Plan to date.

Note 10  1994 Employee Stock Compensation Plan

     The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 5,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors of a committee of directors. As of December 31, 1998, the Company has awarded 2,012,853 shares of common stock under the ESC Plan.

Note 11  Related Party Transactions

     During 1998, John D. Brasher Jr., the Company's principal shareholder and president, loaned the Company $61,850 and these funds subsequently were used to partially repay advances of $60,000.

     On March 31, 1999, the Company owed John D. Brasher Jr. an aggregate of $159,372 in demand promissory notes and $21,928 of accrued interest (8% simple interest per annum) for cash loans and expenses advanced on behalf of the Company.

     On December 31, 1997, Brasher & Company, a law firm owned by the Company's President, forgave $53,343 of accrued legal fees and expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

     The Company utilizes office space provided by Brasher & Company at no charge.

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

     LIQUIDITY AND CAPITAL RESOURCES. The Company has funded its operations to date exclusively through cash loans and cash advances provided by shareholders. The Company did not realize any cash from equity financing activities in 1998 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has no material capital commitments and will have none unless and until it is able to raise the equity capital to become operational.

     As of March 31, 1999, the Company had accumulated a deficit (net loss) of $425,156 since inception and had $309 in cash on hand but no other significant assets. The Company was indebted to John D. Brasher Jr., at March 31, 1999, for $159,372 in cash loans and $21,928 in interest. The Company has no long-term liabilities.

     RESULTS OF OPERATIONS - FIRST QUARTER 1999. During the quarter ended March 31, 1999, the first quarter of the year, the Company incurred a net loss of $4,892. Expenses in the first quarter related primarily to accounting fees and costs relating to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - FIRST QUARTER 1998. During the quarter ended March 31, 1998, the Company had no revenues and incurred a net loss of $5,867. Expenses in the first quarter of 1998 related primarily to miscellaneous operating costs. Operating costs primarily related to general and administrative operating costs. The Company paid no salaries or rent during the first quarter of 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          Exhibit 27 - Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          NONE.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 13, 1999

                                       CERX VENTURE CORPORATION



                                       By /s/ John D. Brasher Jr.
                                          --------------------------------------
                                          John D. Brasher Jr., Chairman, Chief
                                          Exec. Officer, President, Chief
                                          Financial Officer