Form 10QSB
period 1999-06-30
EBONLINEINC COM
filed 1999-08-24
CIK 932127

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

                             -----------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission file number 0-25022

                                 EBONLINEINC.COM
        (Exact name of small business issuer as specified in its charter)

                             -----------------------

            NEVADA                                      72-1148906
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


           15825 Shady Grove Road, Suite 50, Rockville, Maryland 20850
              (Address of principal executive offices) (Zip Code)

                                 (301) 947-0100
              (Registrant's telephone number, including area code)

                            CERX VENTURE CORPORATION
                                  (Former Name)

                 90 MADISON STREET, SUITE 707, DENVER, COLORADO
                                80206 (Former Address)

                             -----------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Transitional Small Business Disclosure Format:  Yes [ ]    No [x]

The total number of shares of the registrant's Common Stock, $.001 par value, outstanding on August 22, 1999, was 5,500,000.

===============================================================================

                                 EBONLINEINC.COM

                                                                            Page
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
     Historical Financial Statements
       Balance Sheets
         As of June 30, 1999 and December 31, 1998..........................   3
       Statements of Operations
         Six Month Periods Ended June 30, 1999 and 1998 and
           Cumulative from inception (April 4, 1989) through June 30, 1999..   4
       Statements of Cash Flows
         Six Month Periods Ended June 30, 1999 and 1998 and
           Cumulative from inception (April 4, 1989) through June 30, 1999..   5
       Notes to Consolidated Financial Statements...........................   6
  Item 2. Management's Discussion and Analysis or Plan of Operation.........  10

PART II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K..................................  13
  Signature.................................................................  14


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                          JUNE 30,                  DECEMBER 31,
                                                                            1999                        1998
                                                                        ------------                ------------
                                                                         (UNAUDITED)                  (AUDITED)
ASSETS
    Current Assets
      Cash                                                              $      1,353                $      1,014
                                                                        -------------               -------------
          Total Assets                                                  $      1,353                $      1,014
                                                                        =============               =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities
      Accounts payable                                                  $      2,580                $      2,580
      Advances                                                                20,193                      14,590
      Accrued interest                                                        25,106                      18,741
      Promissory notes to an officer/stockholder                             159,372                     159,372
                                                                        -------------               -------------
      Total liabilities                                                 $    207,251                $    195,283
                                                                        =============               =============
    Commitments and contingencies
    Shareholders' equity
      Preferred stock; $.001 par value; authorized
        15,000,000 shares; issued - none                                           -                           -
      Common stock; $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        5,002,838 shares                                                       5,003                       5,003
      Additional paid in capital                                             220,992                     220,992
      Deficit accumulated during development stage                          (431,893)                   (420,264)
                                                                        -------------               -------------
      Total shareholders' equity                                            (205,898)                   (194,269)
                                                                        -------------               -------------
      Total Liabilities and Shareholders' Equity                        $      1,353                $      1,014
                                                                        =============               =============









                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                      APRIL 4, 1989
                                                                 FOR THE SIX MONTHS                  (INCEPTION) TO
                                                                   ENDED JUNE 30,                       JUNE 30,
                                                             1999                    1998                 1999
                                                       ---------------          --------------       --------------
Costs and expenses
   Costs related to attempted                          $           -            $           -        $     192,020
     business acquisitions
   General and administrative                                  5,264                    6,631              148,302
   Interest                                                    6,365                    3,920               25,107
   Offering Costs                                                  -                        -               66,464
                                                       --------------           --------------       --------------
     Total costs and expenses                                 11,629                   10,551              431,893
                                                       --------------           --------------       --------------
  Net loss                                             $     (11,629)           $     (10,551)       $    (431,893)
                                                       ==============           ==============       ==============
  Loss per common share                                $        (nil)           $        (nil)
                                                       ==============           ==============
  Weighted average common shares outstanding               5,002,838                5,002,838
                                                       ==============           ==============






                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                      APRIL 4, 1989
                                                                   FOR THE SIX MONTHS                (INCEPTION) TO
                                                                     ENDED JUNE 30,                     JUNE 30,
                                                               1999                   1998                1999
                                                            ---------              ---------           ----------

Cash flows from operating activities
   Net loss                                                 $(11,629)              $(10,551)           $(431,893)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Capital contributed by an
          officer/stockholder                                      -                      -               53,343
       Common stock issued for cost advanced and
          services                                                 -                      -              151,112
   Changes in operating assets and liabilities
       Accounts payable                                            -                  3,316                2,580
       Accrued interest                                        6,365                  3,920               25,106
                                                            ---------              ---------           ----------
Net cash used in operating activities                         (5,264)                (3,315)            (199,752)
                                                            ---------              ---------           ----------
Cash flows from financing activities
   Proceeds from promissory notes                                  -                 30,350              159,372
   Short term loan                                             5,603                (30,000)              20,193
   Proceeds from sale of common stock                              -                      -               21,540
Net cash provided by financing activities                      5,603                    350              201,105
                                                            ---------              ---------           ----------
Net increase (decrease) in cash                                  339                 (2,965)               1,353
Cash and cash equivalents, beginning of period                 1,014                  4,609                    -
                                                            ---------              ---------           ----------
Cash and cash equivalents, end of period                    $  1,353               $  1,644            $   1,353
                                                            =========              =========           ==========





                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A.  INTERIM REPORTING

The financial statements of EBonlineinc.com ("EBonline" or the "Company") for the six month period ended June 30, 1999 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

The financial statements presented are those of EBonlineinc.com, a development stage company (the "Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada. On March 23, 1998, the Company's name was changed from CERX Entertainment Corporation to CERX Venture Corporation. On July 12, 1999, the Company effected a merger with EBonlineinc.com, Inc., a Delaware Corporation. In conjunction with the merger, the Company changed its name to EBonlineinc.com.

The Company's activities to date have been directed towards the raising of capital and attempted business acquisitions.

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

     DEFERRED INCOME TAXES

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

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)




NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard Number 130 (SFAS 130) "Reporting Comprehensive Income" that establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There were no items of comprehensive income as defined by SFAS 130 for any of the periods presented.

     CASH AND CASH EQUIVALENTS

For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

     RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform to the current presentation.


NOTE C. STOCKHOLDERS' EQUITY

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

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)


NOTE C. STOCKHOLDERS' EQUITY (CONTINUED)

     1994 COMPENSATORY STOCK OPTION PLAN

The Company has adopted a compensatory stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 5,000,000 shares (1,750,000 shares after giving effect to the July 8, 1999 3.5-for-10 reverse stock split) of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under
Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

     1994 EMPLOYEE STOCK COMPENSATION PLAN

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 5,000,000 shares (1,750,000 shares after giving effect to the July 8, 1999 3.5-for-10 reverse stock split) of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors through a committee of directors. As of December 31, 1998, the Company has awarded 2,012,853 (before giving effect to the July 8, 1999 3.5-for-10 reverse stock split) shares of common stock under the ESC Plan.

     RELATED PARTY TRANSACTIONS

During 1998, John D. Brasher Jr., the Company's majority shareholder and president, loaned the Company $61,850 and these funds subsequently were used to partially repay advances of $60,000.

On June 30, 1999, the Company owed John D. Brasher Jr. an aggregate of $159,372 in demand promissory notes and $25,106 of accrued interest (8% simple interest per annum) for cash loans and advances of $20,193 for expenses of the Company.

On December 31, 1997, Brasher & Company, a law firm owned by the Company's President, forgave $53,343 of accrued legal fees and expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

The Company utilizes office space provided by Brasher & Company at no charge.


NOTE D. SUBSEQUENT EVENTS

     MERGER

In July 1999, CERX Venture Corporation ("CERX") acquired 100 percent of the outstanding capital stock of EBonlineinc.com, Inc. in exchange for 3,866,773 shares of CERX common stock. The value assigned to this transaction by the Board of Directors was $1,000, the fair value of the net assets acquired.

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                   (UNAUDITED)



NOTE D. SUBSEQUENT EVENTS (CONTINUED)

     MERGER (CONTINUED)

In conjunction with this merger and immediately prior to the acquisition of EBonline, CERX announced a reverse split of its outstanding common stock in the ratio of 3.5 new shares of common stock in exchange for every 10 shares of common stock. The number of shares outstanding immediately after this transaction was 1,633,227. The total shares outstanding upon completion of the merger was 5,500,000.

Also in connection with this merger, the majority shareholder of CERX agreed to forgive his cash loans and advances together with accrued interest.

     EBONLINEINC.COM

EBonline is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. The site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities.

The combination of finance and the internet is expected to differentiate EBonline from its competition. Other similarly focused sites offer business listings and matching services, but none are backed by an international group of emerging growth financial specialists such as EBonline.

In July 1999, EBonline launched its website at URL address http://www.EBonlineinc.com. EBonline has retained EBI Securities, an affiliated company, as its investment banker for the purposes of raising capital in the quarter ending September 30, 1999. EBonline's common shares trade in the over-the-counter market under the symbol "EBOL". The additional equity capital is expected to be utilized for expansion and marketing.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain information set forth in this report under this caption "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered "forward looking" statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) fluctuations in currency rates,
(vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and related impact on securities markets, (viii) competition from existing financial institutions and other new participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry, (x) changes in federal and state tax laws which could affect the popularity of products sold by us, (xi) significant and rapid changes in technology which could negatively affect our internet related projects and (xii) the risks and uncertainties set forth under the caption "Risk Factors" which appears in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (the "Report"). We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

     This Form 10-QSB for the quarterly period ended June 30, 1999, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations.

     References to "us", "our", or "we" collectively refer to EBonlineinc.com ("EBonline").


     GENERAL OVERVIEW

     EBonlineinc.com ("EBonline" or the "Company") was incorporated in the State of Nevada on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation, and on March 23, 1998, changed its name again to CERX Venture Corporation ("CERX"). On July 12, 1999, the Company effected a merger with EBonlineinc.com, Inc., a Delaware Corporation. In conjunction with the merger, the Company changed its name to EBonlineinc.com. EBonline has no significant assets and is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company intends to either raise funds to originate a business or, alternatively, enter into a business combination with one or more as yet unidentified privately held businesses.

     Our business was to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenue or having the immediate prospect of generating revenue, or to originate a business. Due to our current lack of cash, we acquired EBonlineinc.com, Inc by issuing shares of our stock in a merger.

     We anticipate generating an asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ Small Cap Market. There can be no assurance that we will be successful in generating a sufficient asset base or that we will acquire or originate any additional businesses. We are in the process of developing our operations and additional sources of revenue.

     LIQUIDITY AND CAPITAL RESOURCES

     Through June 30, 1999, we have funded our operations exclusively through cash loans and cash advances provided by shareholders. We are currently in the process of raising additional cash through equity financing in the form of a private placement. We have no line of credit or similar credit facility available as a short-term borrowing facility. Through June 30, 1999, we paid no salaries or rent, have had little in the way of general and administrative overhead expenses, and have no material capital commitments. As of June 30, 1999, we had an accumulated a deficit (net loss) of $431,893 since inception and had $1,353 in cash on hand but no other significant assets. We were indebted to our majority shareholder at June 30, 1999, for $179,565 in cash loans and $25,106 in interest. The Company has no long-term liabilities.

     RESULTS OF OPERATIONS

     During the six months ended June 30, 1999, we incurred a net loss of $11,629. Expenses in the first six months are related primarily to accounting fees and costs relating to the Company's SEC filings. The Company paid no rent or salaries during the six month period.

     During the six months ended June 30, 1998, we had no revenues and incurred a net loss of $10,551. Expenses in the first six months of 1998 related primarily to miscellaneous operating costs. Operating costs are primarily related to general and administrative operating costs. The Company paid no salaries or rent during the first six months of 1998.

     ACQUISITIONS AND DISPOSITIONS SUBSEQUENT TO PERIOD END

       EBONLINEINC.COM

     In July 1999, we acquired 100 percent of the outstanding capital stock of EBonlineinc.com, Inc. in exchange for 3,866,773 shares of our common stock. The value assigned to this transaction by the Board of Directors was $1,000, the fair value of the net assets acquired.

     In conjunction with this merger and immediately prior to the acquisition, we reverse split our outstanding common stock in the ratio of 3.5 new shares of common stock in exchange for every 10 shares of common stock. The number of shares outstanding immediately after this transaction was 1,633,227. The total shares outstanding upon completion of the merger was 5,500,000.

     Also in connection with this merger, one of our primary shareholders agreed to forgive his cash loans and advances together with accrued interest.

     EBonline is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate merger, acquisition and corporate finance activity. Our site attracts businesses looking to sell, make an acquisition, seek a merger or joint venture partner, obtain debt or equity capital or simply gain exposure within the international investment banking community. In addition, our site attracts accredited investors looking for investment opportunities.

     EBonline will derive its revenue from three initial sources: monthly membership fees, banner advertising income and consulting fees from syndicate members. Syndicate members will be made up of recognized financial services firms that have been selected from around the world. They have met EBonline's standards for professionalism and integrity and they have agreed to provide financial advisory services, write research and expose the qualifying companies to the investment community. The broad exposure provided to these companies may attract institutional investors and public interest. The syndicate members will also be able to electronically make available to all accredited investors of the site any offering memoranda. We believe that

     EBonline's  approach to connecting  businessmen and investors to a group of
recognized   financial   professionals  is  truly  unique,  cost  effective  and
efficient.

     We believe that the combination of finance and the internet will differentiate EBonline from its competition. Other similarly focused sites offer business listings and matching services, but none are backed by an international group of emerging growth financial specialists such as EBonline.

     In July 1999, we launched our website at www.ebolineinc.com. We have retained EBI Securities as our investment banker for the purposes of raising capital in the quarter ending September 30, 1999. Our common shares trade in the over-the-counter market under the symbol "EBOL". We are currently in the process of raising additional equity capital for expansion and marketing.

      NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 was adopted by us beginning with the interim reporting period ended December 31, 1997. The adoption did not impact previously reported earnings per share amounts.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There were no items of comprehensive income as defined by SFAS 130 for any of the periods presented.

     In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. At this time, we do not believe that this statement will have a significant impact on us.

                           PART II -- OTHER INFORMATION


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 28, 1999, the majority  shareholder  provided a written  consent in lieu of a meeting to approve the agreement and plan of merger of EBonlineinc.com, Inc. a Delaware corporation, into the Company, the related articles of merger and certificate of merger, the reverse split of common shares (3.5 for 10 shares) and the amendment to the certificate of incorporation changing the name of the corporation to EBonlineinc.com.



                        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).



     b. There were no reports on Form 8-K filed during the quarterly period ended June 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  EBONLINEINC.COM
                    (Registrant)



By             /s/ Kevin D. McNeil
  ----------------------------------------------
                  Kevin D. McNeil
                     Secretary

Dated:  August 23, 1999

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).