Form 10QSB
period 1999-09-30
EBONLINEINC COM
filed 1999-11-15
CIK 932127

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

                For the quarterly period ended September 30, 1999

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


         6000 Fairview Road, Suite 1410, Charlotte, North Carolina 28210
              (Address of principal executive offices) (Zip Code)

                                 (704) 553-1442
              (Registrant's telephone number, including area code)


           15825 Shady Grove Road, Suite 50, Rockville, Maryland 20850
                                (Former Address)

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

                                 EBONLINEINC.COM

                                                                            Page
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
     Historical Financial Statements
       Balance Sheets
         As of September 30, 1999 and December 31, 1998.....................   3
       Statements of Operations
         Nine Month Periods Ended September 30, 1999 and 1998 and
           Cumulative from inception (April 4, 1989) through Sept 30, 1999..   4
       Statements of Cash Flows
         Six Month Periods Ended September 30, 1999 and 1998 and
           Cumulative from inception (April 4, 1989) through Sept 30, 1999..   5
       Notes to Consolidated Financial Statements...........................   6
  Item 2. Management's Discussion and Analysis or Plan of Operation.........  10

PART II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders...............  13
  Item 6. Exhibits and Reports on Form 8-K..................................  13
  Signature.................................................................  14


                        PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS




                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            1999                        1998
                                                                        ------------                ------------
                                                                         (UNAUDITED)                  (AUDITED)
ASSETS
    Current Assets
      Cash                                                              $     11,317                $      1,014
      Property & equipment, net                                                1,583                          -
                                                                        -------------               -------------
          Total Assets                                                  $     12,899                $      1,014
                                                                        =============               =============
LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities
      Accounts payable                                                  $     11,783                $      2,580
      Advances                                                                90,000                      14,590
      Accrued interest                                                            -                       18,741
      Promissory notes to an officer/stockholder                                  -                      159,372
                                                                        -------------               -------------
      Total liabilities                                                 $    101,783                $    195,283
                                                                        -------------               -------------
    Commitments and contingencies
    Shareholders' equity
      Preferred stock; $.001 par value; authorized
        15,000,000 shares; issued - none                                           -                           -
      Common stock; $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        5,500,000 shares                                                       5,003                       5,003
      Additional paid in capital                                             220,992                     220,992
      Deficit accumulated during development stage                          (315,376)                   (420,264)
                                                                        -------------               -------------
      Total shareholders' equity                                            ( 88,884)                   (194,269)
                                                                        -------------               -------------
      Total Liabilities and Shareholders' Equity                        $     12,899                $      1,014
                                                                        =============               =============









                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                      APRIL 4, 1989
                                                                 FOR THE NINE MONTHS                 (INCEPTION) TO
                                                                   ENDED JUNE 30,                     SEPTEMBER 30,
                                                             1999                    1998                 1999
                                                       ---------------          --------------       --------------
Service Income                                         $          39            $           -        $          39

Costs and expenses
   Costs related to attempted
     business acquisitions                                         -                        -              192,020
   Web site and related costs                                 32,953                        -               32,953
   General and administrative                                 61,234                    6,631              204,272
   Interest                                                    6,365                    3,920               25,107
   Offering Costs                                                  -                        -               66,464
                                                       --------------           --------------       --------------
     Total costs and expenses                                100,552                   10,551              520,816
                                                       --------------           --------------       --------------
Other (income)
   Forgiveness of debt                                      (205,898)                       -             (205,898)
                                                       --------------           --------------       --------------

  Net income (loss)                                    $     105,385            $     (10,551)       $    (315,376)
                                                       ==============           ==============       ==============
  Income (loss) per common share                       $      0.0192            $      (0.002)
                                                       ==============           ==============
  Weighted average common shares outstanding               5,500,000                5,002,838
                                                       ==============           ==============






                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                                      APRIL 4, 1989
                                                                   FOR THE NINE MONTHS               (INCEPTION) TO
                                                                   ENDED SEPTEMBER 30,                SEPTEMBER 30,
                                                               1999                   1998                1999
                                                            ---------              ---------           ----------

Cash flows from operating activities
   Net income (loss)                                        $105,385               $(10,551)           $(315,376)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Capital contributed by an
          officer/stockholder                                      -                      -               53,343
       Common stock issued for cost advanced and
          services                                                 -                      -              151,112
       Forgiveness of debt                                  (205,898)                     -             (205,898)
   Changes in operating assets and liabilities
       Accounts payable                                        9,203                  3,316                2,580
       Accrued interest                                            -                  3,920               25,106
                                                            ---------              ---------           ----------
Net cash used in operating activities                        (91,310)                (3,315)            (289,133)
                                                            ---------              ---------           ----------
Cash flows used in investing activities
   Purchase of property and equipment                         (1,583)                     -               (1,583)
                                                            ---------              ---------           ----------

Cash flows from financing activities
   Proceeds from promissory notes                                  -                 30,350              159,372
   Short term loan                                           103,196                (30,000)              20,193
   Proceeds from sale of common stock                              -                      -               21,540
                                                            ---------              ---------           ----------
Net cash provided by financing activities                    103,196                    350              302,033
                                                            ---------              ---------           ----------
Net increase (decrease) in cash                               10,303                 (2,965)              11,317
Cash and cash equivalents, beginning of period                 1,014                  4,609                    -
                                                            ---------              ---------           ----------
Cash and cash equivalents, end of period                    $ 11,317               $  1,644            $  11,317
                                                            =========              =========           ==========





                 See accompanying notes to financial statements

                                 EBONLINEINC.COM
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE A.  INTERIM REPORTING

The financial statements of EBonlineinc.com ("EBonline" or the "Company") for the nine month period ended September 30, 1999 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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


NOTE E.  SUBSEQUENT EVENTS

In October 1999, the Company consummated a private placement. Under the terms of the private placement, we sold 656,668 shares of the Company's Common Stock at $3.00 per share. After expenses related to this private placement, EBonline received approximately $1,700,000. The additional equity capital is expected to be utilized for expansion, marketing and working capital.

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

     This Form 10-QSB for the quarterly period ended September 30, 1999, makes reference to our Report. The Report includes information necessary or useful to an understanding of our businesses and financial statement presentations.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1999, we have funded our operations almost exclusively through cash loans and cash advances provided by shareholders. We are currently in the process of raising additional cash through equity financing in the form of a private placement. We have no line of credit or similar credit facility available as a short-term borrowing facility. For the quarter ended September 30, 1999, we paid general and administrative and overhead expenses of $88,923. As of September 30, 1999, we had an accumulated a deficit (net loss) of $315,376 since inception and had $11,317 in cash on hand, but no other significant assets. We were indebted to our majority shareholder at September 30, 1999, for $90,000 in cash loans. We had other current liabilities of $11,783. We currently have no long-term liabilities.

     RESULTS OF OPERATIONS

     During the nine months ended September 30, 1999, we incurred a net loss from operations of $100,513. Expenses in the first nine months are related primarily to accounting fees, costs relating to the Company's SEC filings, and web site development costs. The Company paid rent, salaries, and other general and administrative costs during the nine-month period of $61,234. In September 1999, a related party shareholder forgave $205,898 of promissory notes and related debts. This forgiven debt is reflected as other income and results in a net income of $105,385 for the nine months ending September 30, 1999.

     During the nine months ended September 30, 1998, we had no revenues and incurred a net loss of $10,551. Expenses in the first nine months of 1998 related primarily to miscellaneous operating costs. Operating costs are primarily related to general and administrative operating costs. The Company paid no salaries or rent during the first nine months of 1998.

     ACQUISITIONS

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

     In July 1999, we launched our website at www.ebonlineinc.com. We have retained EBI Securities as our investment banker for the purposes of raising capital in the quarter ending September 30, 1999. Our common shares trade in the over-the-counter market under the symbol "EBOL". We are currently in the process of raising additional equity capital for expansion and marketing.

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

                           PART II -- OTHER INFORMATION


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On July 16, 1999, stockholders holding a majority of the outstanding stock entitled to vote provided a written consent in lieu of a meeting to approve changing the name of the Company as reflected on the records of the State of Nevada from EBONLINEINC.COM to EBonlineinc.com. 3,866,773 votes were cast in favor of the name change. There were no votes cast against, abstentions or broker non-votes.


                        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).


     b. There were two reports on Form 8-K filed during the quarterly period ended September 30, 1999.*



















       *  Incorporated by Reference

          1. Current Report on Form 8-K filed July 15, 1999, as amended on September 28, 1999.

          2. Current Report on Form 8-K filed September 10, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  EBONLINEINC.COM
                    (Registrant)



By             /s/ Craig B. Kendall
  ----------------------------------------------
                  Craig B. Kendall
               Chief Financial Officer
   (Principal Financial and Accounting Officer)

Dated:  November 15, 1999

                               INDEX TO EXHIBITS


      Exhibit No.        Description
      -----------        -----------------------

         (27)            Financial Data Schedule (Electronic Filing Only).