Form 10KSB
period 1999-12-31
MONEYZONE COM
filed 2000-03-31
CIK 932127

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                                   -----------
                                   (Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 1999
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____ to ______


                         Commission file number 0-25022

                                  MoneyZone.com
                            Formerly, EBonlineinc.com
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                    NEVADA                                  72-1148906
--------------------------------------------     -------------------------------
    (State Or Other Jurisdiction Of                      (I.R.S. Employer
     Incorporation Or Organization)                      Identification No.)


8701 RED OAK BLVD, SUITE 100, CHARLOTTE,
         NORTH CAROLINA                                      28217
---------------------------------------------    -------------------------------
   (Address Of Principal Executive Offices)                (Zip Code)


                                 (704) 522-1410
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                                      Name of Each Exchange
              Title of Each Class                      On Which Registered
--------------------------------------        ----------------------------------
Common Stock, par value $.001 per share        The common stock is quoted on the
                                                Over-the-Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X| No  |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $710.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on February 24, 2000 was approximately $22,358,944.37.

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 24, 2000 was 6,245,835.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

Part III of this report incorporates by reference information from the issuer's proxy statement to be filed by the issuer in connection with its annual meeting of stockholders to be held on May 23, 2000.

================================================================================

                                  MONEYZONE.COM

                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-KSB

                                                                        Page
                                                                        ----
                                     PART I

Item   1.   Description of Business.....................................  2
Item   2.   Description of Property.....................................  6
Item   3.   Legal Proceedings...........................................  6
Item   4.   Submission of Matters to a Vote of Security Holders.........  6


                                     PART II

Item   5.   Market for Common Equity and Related Stockholder Matters....  7
Item   6.   Management's Discussion and Analysis or Plan of Operation...  8
Item   7.   Financial Statements
              Index to Historical Financial Statements.................. 11
              Independent Auditors' Reports............................. 12
              Balance Sheets............................................ 14
              Statements of Operations.................................. 15
              Statements of Changes in Shareholders' Equity............. 16
              Statements of Cash Flows.................................. 19
              Notes to Financial Statements............................. 21
Item   8.  Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure......................... 26


                                    PART III

Item   9.  Directors, Executive Officers, Promoters and Control
            Persons; Compliance With Section 16(a) of the Exchange Act.. 27
Item   10. Executive Compensation....................................... 27
Item   11. Security Ownership of Certain Beneficial Owners and
            Management...................................................27
Item   12. Certain Relationships and Related Transactions............... 27
Item   14. Exhibits, List  and Reports on Form 8-K...................... 29
Signatures.............................................................. 30

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain information set forth in this report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted", "anticipate", "project", "estimate", "expect", "may", "believe", "potential" and other similar statements are intended to be among the statements that are considered forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include, but are not limited to:

        o     transaction volume in the securities markets

        o     the volatility of the securities markets

        o     fluctuations in interest rates

        o changes in regulatory requirements which could affect the cost of doing business

        o     fluctuations in currency rates

        o     general economic conditions, both domestic and international

        o changes in the rate of inflation and related impact on securities markets

        o competition from existing financial institutions and other new participants in the securities markets

        o legal developments affecting the litigation experience of the securities industry

        o     changes in federal and state tax laws which  could   affect  the
              popularity of products sold by us

        o significant and rapid changes in technology which could negatively affect our Internet related projects. We undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

IMPORTANT TERMS

      In this report we use the terms "Company," "we," "us" and "our" to refer to MoneyZone.com.

GENERAL

      MoneyZone.com is an Internet-based business consisting of globally accessible websites, designed to facilitate mergers, acquisitions and corporate finance activities. The address for the Company's flagship website is WWW.MONEYZONE.COM. The Company launched its current website on January 18, 2000, and has attracted more than 2500 registered members, including business buyers, business sellers, lending institutions, accredited investors, venture capitalists, corporate investors, and business service providers. The Company has also organized MoneyZone Capital Corp., a Delaware Corporation, which is in the process of seeking licensing as a broker-dealer. Broker-dealer status will enable the Company to fully facilitate corporate finance transactions via its websites, and to collect commissions and referral fees.

      BACKGROUND

      MoneyZone.com was formed on April 4, 1989 under the name Chelsea Atwater, Inc. On March 19, 1997, the Company changed its name to Cerx Entertainment Corporation, and on March 23, 1998, changed its name to Cerx Venture Corporation. Prior to 1996, the Company had limited operations, while it sought a business to acquire. On July 15, 1999, the Company effected a merger with EBonlineinc.com, Inc., a Delaware corporation, and changed its name to MoneyZone.com. MoneyZone.com completed the development of its primary website and launched it on January 18, 2000. Our website address is http://www.moneyzone.com.

      INDUSTRY BACKGROUND

      Corporate finance support for middle-market companies is generally comprised of a network of finders, brokers, licensed broker-dealers and smaller investment banks. These providers typically focus upon specific industry groups and localized geographic markets. It is often difficult for smaller companies to locate appropriate corporate finance specialists. A middle-market company seeking a commercial loan, equity capital, or acquisition opportunity is often limited by its local network and geographic market.

      Many middle-market business owners/managers complete relatively few significant corporate finance transactions during the course of their careers. They often do not have in-house corporate finance expertise and must rely upon facilitators to locate sources of capital, structure debt or equity offerings, and assist in completing transactions. These companies typically focus upon capital sources within their immediate geographic markets, even though more advantageous terms may be available elsewhere.

      The advent of the Internet and its rapid development within the past few years, offers middle-market companies in search of corporate finance services, the opportunity to more easily locate appropriate service providers without geographic limits and often at more competitive pricing. Business sellers and acquirers may now post and search listings worldwide. Lenders and investors offer capital without regard to geographic boundaries.

      CURRENT OPERATIONS

      MoneyZone.com operates a website which provides five primary services to its customers:

        o the ability to apply for a commercial loan from a network of more than 100 lenders,
        o     the ability to list a business for sale,
        o     the ability to post an equity funding request,
        o     search capabilities for professional service providers,
        o     a business toolkit with resources for business owners

      The Company utilizes its website as an aggregator of corporate finance clients, including business buyers, business sellers, funding seekers, and those who require advisory services or financial services products. The website also aggregates financial services providers such as commercial lending institutions, investors, accredited investors, venture capitalists, corporate investors, strategic partners, and corporate finance professionals.

      MoneyZone.com facilitates transactions between its clients and its providers utilizing the Company's websites and its corporate finance team. The Company also directly provides advisory services to its clients.

       The Company's target market includes middle-market companies within the U.S. and Europe, early-stage Information Technology/Information Services companies, and start-up/ early-stage Internet companies.

       MoneyZone.com competes with many corporate finance websites and considers its competitive advantages to be as follows:

        o A "HIGH TOUCH" COMPONENT: In contrast with most competing sites, MoneyZone.com has an in-house staff of corporate finance professionals with extensive experience in all functional areas. The Company has formed MoneyZone Capital Corporation and is in the process of licensing it as a broker-dealer. MoneyZone.com will share fees and commissions with its member service providers.

        o FULL COMPLEMENT OF FINANCIAL SERVICES: MoneyZone.com is a megasite which encompasses most corporate finance functions and services. Many of its competitors have limited functionality. The Company intends to be a "one-stop shop" for its clients.

        o INTERNATIONAL AFFILIATES: MoneyZone.com is organizing an affiliate program within Europe which will give the Company a presence in more than fifteen countries. The country affiliates will be responsible for all operations while MoneyZone.com will direct the advertising and marketing campaigns. Ten affiliates are currently in place.

        o CAPTIVE INVESTMENT FUNDS: The Company plans to organize a series of investment funds (MoneyZone Partners) to invest in early-stage IT and IS companies. These investments will be sourced via the MoneyZone network and monitored by its corporate finance team.

        o STATE-OF-THE-ART SITE FUNCTIONALITY: MoneyZone.com has developed the architecture to support tens of thousands of members and their data in a completely scalable environment. The Company's functionality and design are highly competitive.

        o MANAGEMENT TEAM: The Company's management team has extensive experience in mergers and acquisitions, corporate finance in general and the management of public companies. MoneyZone.com intends to augment its current management team with additional corporate finance and technology professionals.

      SALES AND MARKETING

      The Company markets its website through online services, direct mail, print and other media and affiliate relationships. The Company retains a third party agency to manage its online advertising sales program. Revenue sources are advertising sales, membership fees, loan referral fees, affiliate referral fees, product sales and consulting fees. Upon licensing MoneyZone Capital Corporation as a broker/dealer, the Company will begin receiving investment banking and advisory fees.

      COMPETITION

      MoneyZone.com is engaged in a highly competitive business. With respect to one or more of its businesses, the Company has substantial competition from traditional investment banks, loan brokers, business brokers as well as more than 100 online competitors offering venture capital, commercial loans, businesses for sale, business products and business services.

      MoneyZone.com attempts to differentiate itself from its competitors on the basis of its branding, reputation, functionality and depth of service.

      EMPLOYEES

      As of December 31, 1999, MoneyZone.com had 4 full-time employees. As of March 15, 2000, we had 7 full-time employees. No employees are covered by collective bargaining agreements, and MoneyZone.com believes its relations are good with both its employees and its independent contractors and consultants.

RISK FACTORS

      INADEQUATE FINANCING TO SUPPORT OUR BUSINESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON US. We have suffered operating losses and have a limited operating history which makes our future operating results uncertain. Although we initially incorporated in 1989 under the name Chelsea Atwater, Inc., we had no material operations prior to July 1999 when EBonlineinc.com, Inc., a Delaware corporation, merged with and into us and we were the surviving corporation. In connection with that merger, we had a complete change in controlling ownership and in the members of our board of directors and our management team. Our new management team then launched our current business. Accordingly, our operations and business prospects must be considered in light of the risks and difficulties frequently encountered by companies in the early stages of entry into a new business segment in a new, rapidly evolving and highly competitive industry. To address these risks, we must respond effectively to competition, continue to attract, retain and motivate qualified personnel and continue to improve our products. As a result of committing significant resources to launch our website, we were not profitable in the twelve-months ended December 31, 1999. Because we may need to devote additional resources to developing our business, will need to increase our revenue to achieve profitability.

      WE DEPEND ON CERTAIN KEY MEMBERS OF MANAGEMENT AND THE LOSS OF ANY ONE OF THEM COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR PERFORMANCE AS A WHOLE We depend on certain key members of management and the loss of any one of them could have a significant adverse effect on our performance as a whole. Most aspects of our business depend on highly-skilled individuals. We devote considerable resources to recruiting, training and compensating such individuals and have taken further steps to encourage such individuals to remain in our employ. Individuals employed by us may, however, choose to leave at any time to pursue other opportunities. Moreover, operating our business depends principally on certain key management personnel. Since qualified personnel are in great demand throughout the software and Internet industries, the loss of any member of our management team could have a material adverse effect on our business. We do not maintain key-man life insurance on our officers.

      TRANSACTIONS INVOLVING OUR SECURITIES MAY BECOME SUBJECT TO PENNY STOCK LESS THAT IMPOSE ADDITIONAL SALES PRACTICE REQUIREMENTS ON BROKER-DEALERS WHO SELL SUCH SECURITIES TO PERSONS OTHER THAN ESTABLISHED CUSTOMERS AND ACCREDITED INVESTORS. The SEC has adopted regulations which define "penny stock" to include any equity security other than a security that is registered on a national securities exchange, authorized for quotation on Nasdaq or has a price of $5.00 or more per share. Since our common stock is quoted on the Over-the Counter Bulletin Board and not traded on an exchange or authorized for quotation on the Nasdaq, it is exempt from the definition of penny stock at this time by virtue of its price per share. If at any time the price of our common stock falls below $5.00 per share, transactions involving our common stock may become subject to penny stock rules that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and accredited investors. (Accredited investors include, among others, individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse.) For transactions subject to penny stock rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, the SEC mandates a risk disclosure document relating to the penny stock market which the broker-dealer must deliver prior to any transaction involving a penny stock, unless an exemption applies. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and disclose current quotations for the securities. If the broker-dealer is the sole market-maker, the broker-dealer must also disclose this fact as well as its presumed control over the market. Finally, broker-dealers must send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities in the secondary market.

      SIGNIFICANT AND RAPID CHANGES IN TECHNOLOGY COULD NEGATIVELY AFFECT OUR INTERNET-RELATED PROJECTS. The market for Internet products and services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing Internet-related products and services obsolete. To be successful, we must adapt to this rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet our customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, certain portions of our business could be materially adversely affected.

ITEM 2.     DESCRIPTION OF PROPERTY

      MoneyZone.com does not own any real property. The Company leases approximately 5,000 square feet as its corporate headquarters, which lease expires on August 31, 2002. At current and anticipated staffing levels, MoneyZone.com believes its leased space is suitable and adequate. However, if volume and activity increases, it may necessitate leasing additional office space.

ITEM 3      LEGAL PROCEEDINGS

      We are not currently a party to any legal proceeding, and none of our officers, directors or affiliates and no beneficial owner of more than five percent of any of our voting securities is a party to a proceeding in which any of them have a position or interest adverse to us.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 16, 1999, stockholders holding a majority of the shares of our outstanding stock entitled to vote, from whom we solicited consent, provided us a written consent in lieu of a meeting to approve changing our name as reflected on the records of the State of Nevada from EBonlineinc.com to MoneyZone.com. Each share of our outstanding voting stock is entitled to one vote. Stockholders owning 3,866,773 shares of voting stock consented in writing to the name change. There were no votes against, abstentions or broker non-votes.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MoneyZone's Common Stock is traded on the Over the Counter Bulletin Board under the symbol "MNZN" (previously, the symbol was "EBOL"). The following table sets forth the reported high and low bid quotations on a calendar year basis of the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                Common Stock
                                       -------------------------------
                                            High            Low
                                       -------------------------------

            FISCAL 1999

            First Quarter                  N/A            N/A

            Second Quarter                 N/A            N/A

            Third Quarter                $6.4375        $4.7500

            Fourth Quarter               $6.0000        $4.6250

            FISCAL 2000

            First Quarter (through       $9.3750        $5.0000
            March 21, 2000)

      On March 21, 2000, the closing bid price for MoneyZone's Common Stock as reported on the Over the Counter Bulletin Board was $ 8.9375 per share. On that date, there were approximately 177 holders of record of Common Stock (including entities which hold stock in street name on behalf of other beneficial owners).

      MoneyZone has not paid any cash dividends on its Common Stock to date, and does not anticipate declaration or payment of any dividends in the foreseeable future. MoneyZone anticipates that for the foreseeable future it will follow a policy of retaining earnings, if any, in order to finance the expansion and development of its business. Payment of dividends is within the discretion of MoneyZone's Board of Directors and will depend upon the earnings, capital requirements and operating and financial condition of MoneyZone, among other factors.

      On July 15, 1999, upon consummation of our merger with EBonlineinc.com, Inc., we issued to the former stockholders of EBonlineinc.com, Inc. 3,886,773 shares of our common stock. The transaction was valued at $1,000, the fair market value of the assets of EBonlineinc.com, Inc. We issued the shares without registration upon reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On October 1, 1999, MoneyZone sold 733,335 restricted shares of Common Stock in a private placement private investors for $3.00 per share. In connection with the private placement, MoneyZone also issued 73,333 Class A Warrants to the Placement Agents as compensation for services rendered in connection with this transaction.

      MoneyZone has relied upon Section 4(2) of the Securities Act of 1933, as amended, for its private placement exemption, such that the sales of the securities were transactions by an issuer not involving any public offering. In each transaction, the purchasers were sophisticated and had access to information about the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

      At December 31, 1999, we had cash and marketable securities in the amount of $1,244,611 and incurred operating expenses at a rate of $50,000 per month. While we will not require additional funds to cover operating expenses, we do expect to raise additional funding to increase our advertising and marketing expenses.

      In April 1999, we launched our initial corporate finance website at WWW.EBONLINEINC.COM. That site's functionality was limited to a business for sale and venture capital search and listing process. The website was primarily designed to support the corporate finance activities of our largest stockholder, Global Capital Partners, Inc., formerly Eastbrokers International Incorporated. In December 1999, we purchased the domain name WWW.MONEYZONE.COM and discontinued the WWW.EBONLINEINC.COM website. Our current flagship website, WWW.MONEYZONE.COM was launched on January 18, 2000.

       Our current operations are focused upon providing services and products to middle-market businesses via our website. Resources include business for sale listings, on-line commercial loans, equity funding sources, business news, stock quotes, business articles, business products and business service providers. We generate targeted traffic to our website through a combination of traditional and online advertising and marketing campaigns including print media, banner ads, email services, direct mail and other online media. Site traffic has increased consistently since the January 18th launch of WWW.MONEYZONE.COM. Unique visitors are currently averaging 250,000 per month, and we have more than 2500 registered members.

      Our plan of operation for the next year includes:

  o Increasing our network of commercial lenders and equity funding sources throughout the United States and Europe.

  o Developing improved functionality for the lending and equity funding sections so that funding seekers and funding sources may monitor transactions continuously in real time.

  o Licensing MoneyZone Capital Corp. as a broker-dealer so that we may collect investment banking and advisory fees.

  o Enrolling corporate finance affiliates throughout the United States and Europe who will assist us in aggregating and facilitating corporate finance transactions.

  o Sponsoring MoneyZone Capital Partners Fund I to invest in business-to-business Internet companies and early-stage information technology and information services companies. We intend to primarily co-invest with established venture capital and investment firms.

  o Retaining additional corporate finance professionals to expand our capabilities in facilitating commercial loan and investment banking transactions.

      We believe that there are significant advantages for our member businesses in utilizing the Internet and WWW.MONEYZONE.COM to arrange commercial loans, offer themselves for sale, raise equity capital, locate service providers, access current business news and source related products. Our website is in operation 24 hours per day, 7 days per week and 365 days per year. We have members in more than 70 countries. Only one application form is required for submission to multiple commercial lenders or equity funding sources. Response times are typically shorter than in off-line transactions. Members may conduct searches worldwide without time or place constraints. Transaction fees may be lower than those typically charged by traditional investment banks.

      We intend to constantly improve the functionality of our website and to add services to better support our customers. As we continue to promote WWW.MONEYZONE.COM and increase our viewership, there will be a larger membership base providing increased opportunities for customer interaction and completed transactions. Our corporate finance professionals will also have a larger pool of potential transactions to facilitate.

      We currently have seven (7) employees:

  o     Administration/Operations----(2)

  o     Website engineering and design----(3)

  o     Corporate finance----(2)

      Within the next six months we expect to have approximately twenty (20) employees as follows:

  o     Administration/Operations----(5)

  o     Website engineering and design----(6)

  o     Corporate finance----(9)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

   GENERAL OVERVIEW

      Since July 15, 1999, upon consummation of our merger with EBonlineinc.com, Inc., a Delaware corporation, after which we continued as the surviving corporation, the Company's activities have been directed toward raising capital and developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities. In October, 1999, the Company completed its initial private placement of funds. A total of 733,335 shares of stock were issued at a placement cost of $3.00 per share. $2,200,005 of equity funds were raised. Cost of the issuance of the private placement was $654,893. Net proceeds to the Company were $1,545,112.

      Moneyzone.com is a Web-based business consisting of a website, globally accessible via the Internet, designed to facilitate mergers, acquisitions and corporate finance activity. The site attracts businesses seeking merger opportunities or joint venture partners, looking to sell or acquire businesses or to obtain debt or equity capital or simply to gain exposure within the international investment banking community. In addition, the site attracts accredited investors looking for investment opportunities. We expect that the combination of finance and the Internet will differentiate MoneyZone.com from its competition.

      LIQUIDITY AND CAPITAL RESOURCES

      Through September 30, 1999, we have funded our operations almost exclusively through cash loans and cash advances provided by shareholders. In October 1999, the Company complete its initial private placement offering. Net fund proceeds were used to repay short term loans and advances provided by shareholders. For the year ended December 31, 1999, we had incurred and paid website development, general and administrative and overhead expenses of $305,403. As of December 31, 1999, we had an accumulated a deficit (net loss) of $724,957 since inception. The Company has cash and marketable securities amounting to $1,244,611. There are no outstanding loans or debts owed as of December 31, 1999 other than normal monthly operating expenses.

      RESULTS OF OPERATIONS

      During the twelve months ended December 31, 1999, we incurred a net loss from operations of $304,693. Expenses for this first year of the Company's development are related primarily to the development of the proprietary web site, to accounting fees, and to costs relating to the Company's SEC filings. The Company paid rent, salaries, and other general and administrative costs for the year totaling $305,403. In September 1999, a related party shareholder forgave $205,898 of promissory notes and related debts. This forgiven debt is reflected as additional paid in capital.

      During the twelve months ended December 31, 1998, we had no revenues and incurred a net loss of $18,410. Expenses for the year 1998, were related primarily to miscellaneous operating costs. Operating costs are primarily related to general and administrative operating costs. The Company paid no salaries or rent during the first nine months of 1998.

      SELECTED FINANCIAL DATA

                                                                  April 4, 1989
                                                                 (Inception) to
                                    December 31,    December 31   December 31,
                                        1999            1998           1999
                                    -------------   -----------  --------------

BALANCE SHEET DATA
  Assets                            $1,713,217       $1,014
  Liabilities                           44,335      195,283
  Stockholders' equity              $1,668,882    $(194,269)

STATEMENT OF OPERATIONS DATA
REVENUES
 Operating revenues, net                  $710                        $710
EXPENSES
 Operating expenses                    305,403       18,410        725,667
 Net loss                             (304,693)     (18,410)      (724,957)
 Net loss per share                     (0.085)      (0.011)

      ACQUISITIONS

      On June 28, 1999, the Company, the Company's then majority stockholder and EBonlineinc.com, Inc., a Delaware corporation, and entered into an Agreement and Plan of Merger providing for the merger of EBonlineinc.com, Inc. with and into the Company. On July 15, 1999, the Company filed the Articles of Merger and the Certificate of Merger with the Secretaries of State of the states of Nevada and Delaware, respectively, consummating the merger. Immediately prior to the merger, the Company changed its name from Cerx Venture Corporation to EBonlineinc.com, effected a reverse stock split of its issued and outstanding shares of common stock on a on a three-and-one-half-for-ten (3.5:10) basis, and cancelled 117,765 shares of Registrant Common Stock. The Company is continuing as the sole surviving corporation and the separate existence of EBonlineinc.com, Inc. ceased effective as of July 15, 1999. The merger was valued at $1,000, the fair market value of the assets of the non-surviving company. Immediately prior to the consummation of the merger there were 1,633,227 outstanding shares of the Company's common stock and immediately thereafter there were 5,500,000 outstanding shares of the Company's common stock.

      Also in connection with this merger, one of our primary shareholders agreed to forgive his cash loans and advances together with accrued interest.

      NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128. The new standard replaces primary and fully diluted earnings per share with basic and diluted earnings per share. We adopted SFAS No. 128 beginning with the interim reporting period ended December 31, 1997. The adoption did not impact previously reported earnings per share amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. There were no items of comprehensive income as defined by SFAS 130 for any of the periods presented.

      In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. At this time, we do not believe that this statement will have a significant impact on us.

ITEM 7.     FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports.......................................     12
Balance Sheets......................................................     14
Statements of Operations............................................     15
Statement of Changes in Shareholders' Equity........................     16
Statements of Cash Flows............................................     19
Notes to Financial Statements.......................................     21

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders of MoneyZone.com

Charlotte, North Carolina

We have audited the accompanying balance sheet of MoneyZone.com (a development stage company) as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended, and the 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 1999. These financial statements are the responsibility of the management of MoneyZone.com. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statement for the period from inception (April 4, 1989) through December 31, 1998 were audited by other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above presents fairly, in all material respects, the financial position of MoneyZone.com (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and the 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                                       SPICER, JEFFRIES & CO.





Denver, Colorado
February 24, 2000

                          INDEPENDENT AUDITORS' REPORT




To The Shareholders of MoneyZone.com (formerly Cerx Venture Corporation)

Charlotte, North Carolina

I have audited the balance sheet of MoneyZone.com (formerly Cerx Venture Corporation) (a development stage company) as of December 31, 1998, and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended and the 1998, 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31, 1998. These financial statements are the responsibility of the management of MoneyZone.com (formerly Cerx Venture Corporation). My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of MoneyZone.com (formerly Cerx Venture Corporation) (a development stage company) for the period from April 4, 1989 (inception) to December 31, 1995, were audited by other auditors whose opinion, dated February 29, 1996, on those financials was unqualified.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyZone.com (formerly Cerx Venture Corporation) (a development stage company) as of December 31, 1998, and the results of its operations and cash flows for the year then ended and the 1998, 1997 and 1996 amounts included in the cumulative amounts from April 4, 1989 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

                                                  /s/ Stephen M. Siedow, P.C.



March 29, 1999
Aurora, Colorado

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                    December 31,
                                                        1999

ASSETS

  Current Assets
    Cash                                           $  974,611
    Marketable securities                             270,000
    Prepaid Expenses                                  353,334
                                                   ----------
      Total Current Assets                          1,597,945
  Property & equipment, net of
  accumulated depreciation of $2,780                  115,272
                                                   ===========
       Total Assets                                $1,713,217
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                               $   44,335
    Advances                                               --
    Accrued interest
    Promissory notes to an officer/stockholders            --
                                                   -----------
       Total liabilities                               44,335
                                                   -----------
   Commitments and contingencies
   Shareholders' equity
    Preferred stock; $.001 par value; authorized
      15,000,000 shares; issued - none                    --
    Common stock; $.001 par value; authorized
      50,000,000 shares; 6,245,835 and
      1,633,227 shares issued and
      outstanding at December 31, 1999
      and 1998                                         6,246
    Additional paid in capital                     2,387,593
    Deficit accumulated during development stage    (724,957)
                                                  -----------
     Total shareholders' equity                    1,668,882
                                                  -----------
     Total Liabilities and Shareholders' Equity   $1,713,217
                                                  ===========


                 See accompanying notes to financial statements

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                  April 4, 1989
                                        For the Twelve Months     (Inception) to
                                        Ended December 31,        December 31,
                                    -------------------------     --------------
                                         1999            1998           1999
                                    --------------  ----------    --------------

Service Income                      $     710       $        -     $       710

Costs and expenses
  Costs related to attempted
    Business acquisitions                   -                -         192,020
  Web Site and Related Costs           85,731                -          85,731
  General and administrative          213,307            7,885         356,345
  Interest                              6,365           10,525          25,107
  Offering Costs                            -                -          66,464
                                    ----------      ----------     ------------
   Total costs and expenses           305,403           18,410         725,667
                                    ----------      ----------     ------------


 Net loss                           $(304,693)      $  (18,410)    $  (724,957)
                                    ==========      ===========    ============
 Basic and diluted net loss per
    common share                    $  (0.085)      $   (0.011)
                                    ==========      ===========

 Weighted average common shares
 outstanding                        3,583,148       1,633,227
                                    ==========      ==========



















                 See accompanying notes to financial statements

                                  MONEYZONE.COM
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 1999

                                                                       Deficit
                                                         Additional  Accumulated
                                        Common   Stock    Paid in       From
                                        Shares   Amount   Capital    Inception
                                        ------   ------   -------    ---------

Balance, April 4, 1989 (inception)           -   $   -    $    -     $     -

  Common stock issued for cash,
   March 29, 1989 at $.017 per share   132,216      132     2,118

 Common stock issued for cash,
   March 29, 1989 at $.036 per share   297,408      297    10,453

 Common stock issued for cash,
   April 3, 1989 at $.036 per share     69,164       69     2,431

 Common stock issued for cash,
   April 7, 1989 at $.017 per share     29,381       29       471

 Common stock issued for cash,
   April 7, 1989 at $.036 per share     41,498       42     1,458

 Common stock issued for cash,
   May 23, 1989 at $.006 per share      57,131       57       293

 Common stock issued for cash,
   May 23, 1989 at $.011 per share     101,203      101     1,049

 Common stock issued for cash,
   May 31, 1989 at $.006 per share       6,529        7        33

 Net loss                                                                (825)
                                    --------------------------------------------
Balances at December 31, 1989          734,530      734    18,306        (825)

 Net Loss                                                             (18,014)
                                    --------------------------------------------
Balances at December 31, 1990          734,530      734    18,306     (18,839)

 Net Loss                                                                 (59)
                                    --------------------------------------------
Balances at December 31, 1991          734,530      734    18,306      (18,898)

 Net Loss                                                                 (142)
                                    --------------------------------------------

Balances at December 31, 1992          734,530      734    18,306      (19,040)

 Net Loss                                                                    0
                                    --------------------------------------------

                                  MONEYZONE.COM
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 1999

                                                                       Deficit
                                                         Additional  Accumulated
                                        Common   Stock    Paid in       From
                                        Shares   Amount   Capital    Inception
                                        ------   ------   -------    ---------


Balances at December 31, 1993          734,530      734    18,306     (19,040)

  Common stock issued for out of
   pocket expenses incurred, valued
   at $.006 per share                  241,580      242     1,238           -

  Net loss                                                             (1,787)
                                      ------------------------------------------

Balances at December 31, 1994          976,110      976    19,544     (20,827)

  Net loss                                                            (12,773)
                                      ------------------------------------------

Balances at December 31, 1995          976,110      976    19,544     (33,600)

  Common stock issued for out of
    pocket expenses incurred, valued
    at $.061 per share                  40,240       40     2,425

  Common stock issued pursuant to an
   asset purchase agreement, valued
   at $.001 per share                  390,131      390

  Recission of common stock issued
   pursuant to an asset purchase
   agreement, valued at $.001 per
   share                              (390,131)    (390)

  Common stock issues for out of
    pocket expenses and legal fees
    incurred, valued at $.245 per
    share                              600,554      601    146,566

  Net loss                                                           (233,902)
                                     -------------------------------------------

Balances at December 31, 1996        1,616,904    1,617    168,535   (267,502)

  Common stock issued for cash,
    May 8, 1997 at $.1531 per
    share                               16,323       16     2,484

  Related party forgiveness of debt                        53,343

  Net loss                                                           (134,352)
                                    --------------------------------------------

Balances at December 31, 1997        1,633,227     1,633  224,362    (401,854)

  Net loss                                                            (18,410)
                                   ---------------------------------------------

                                  MONEYZONE.COM
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 1999

                                                                       Deficit
                                                         Additional  Accumulated
                                        Common   Stock    Paid in       From
                                        Shares   Amount   Capital    Inception
                                        ------   ------   -------    ---------



Balances, December 31, 1998           1,633,227   1,633     224,362   (420,264)

  EBonlineinc.com, Inc. acquisition   3,866,773   3,867      (2,867)

   Related party forgiveness of debt                        205,898

   Issuance of common stock at $3.00    733,335     733   1,544,379
    per share, less offering
    costs of $654,893

   Issuance of common stock in
    connection with acquisition of
    property at $5.00 per share         12,500       13     62,487

   Issuance of warrant for future
    consulting                                             353,334

  Net loss                                                             304,693
                                     -------------------------------------------
Balances, December 31, 1999          6,245,835    6,246  2,387,593    (724,957)
                                     -------------------------------------------



















                 See accompanying notes to financial statements

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                   April 4, 1989
                                        For the Twelve Months     (Inception) to
                                         Ended December 31,        December 31,
                                         1999           1998          1999
                                     -----------      --------    ------------
 Cash flows from operating
 activities

   Net income (loss)                $ (304,693)       $(18,410)    $(724,957)

   Adjustments to reconcile net
    loss to net cash used in
    operating activities:

      Write-down to market of
        trading securities              27,398                        27,398
      Depreciation and amortization      2,778                         2,778

      Capital contributed by
        shareholder for legal fees           -                -       53,343

      Common stock issued for costs
        advanced and services                -                -      151,112

   Changes in operating assets and
    liabilities
      Accounts payable                  41,755            2,441       44,335
      Accrued interest                       -           10,524       18,741
                                      ---------      ----------     --------
 Net cash used in operating
    activities                        (232,762)          (5,445)    (427,250)
                                      ---------      ----------     ---------
 Cash flows from investing
 activities
   Purchase of property and equipment  (55,550)               -      (55,550)
   Purchase of marketable
     securities                       (297,398)               -     (297,398)
     Net cash acquired on acquisition
     of EBonlineinc.com, Inc.            1,000                -        1,000
                                     ----------     -----------     ---------
 Net cash used in investing
     activities                       (351,948)               -     (351,948)
                                     -----------    -----------     ---------
 Cash flows from financing
 activities
   Proceeds from sale of common
   stock, net                        1,545,112                -     1,566,652
   Proceeds from notes payable               -           61,850       159,372
   Advances from stockholders           13,195          (60,000)       27,785
                                     ----------      -----------    ---------
 Net cash provided by financing
   activities                        1,558,307            1,850     1,753,809
                                     ----------      -----------    ---------
 Net increase (decrease) in cash       973,597           (3,595)      974,611
 Cash and cash equivalents,
   beginning of period                   1,014            4,609             -
                                     -----------     -----------    ---------
 Cash and cash equivalents,
   period end of                     $ 974,611       $    1,014     $ 974,611
                                     ===========     ============   ==========





                 See accompanying notes to financial statements

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                   April 4, 1989
                                        For the Twelve Months     (Inception) to
                                         Ended December 31,        December 31,
                                         1999           1998          1999
                                       ---------      --------    ------------


 Supplemental disclosure of cash flow
  information
  Common stock issued for property     $62,500         $     -       $62,500
                                       =======         ---------     ========
  Common stock issued for services    $353,334         $     -      $353,334
                                      ========         ---------    =========
  Forgiveness of debt                 $205,898         $     -      $205,898
                                      ========         ---------    =========
                                                         -
 The Company purchased all of
 the common stock of
 EBonlineinc.com, Inc. for
 stock. In connection with
 the acquisition, the fair
 value of net assets acquired
 was as follows:

   Fair value of assets               $15,681
   Liabilities assumed                (14,681)
                                      --------
   Common stock issued                $ 1,000
                                      ========






















                 See accompanying notes to financial statements

                                 MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A.     ORGANIZATION, BUSINESS, AND CONSOLIDATION

      The financial statements presented are those of MoneyZone.com, a Nevada corporation and a development stage company (the "Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada under the name Chelsea Atwater, Inc., later changing its name to CEREX Entertainment Corporation and subsequently to CERX Entertainment Corporation, CERX Venture Corporation and, on July 8, 1999, in connection with the merger of EBonlineinc.com, Inc., a Delaware corporation, with the Company, to EBonlineinc.com. Upon consummation of the merger, EBonlineinc.com, Inc. ceased to exist and the Company was the sole surviving entity. On December 16, 1999, the Board of Directors approved the Company changing its name to MoneyZone.com.

      The Company's activities to date have been directed toward raising capital, developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities.

NOTE B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      DEFERRED INCOME TAXES

      Deferred income taxes reflect temporary differences in reporting results of operations for income tax and financial accounting purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      STOCK-BASED COMPENSATION

      In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

      LOSS PER COMMON SHARE

      Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS CONT'D.


NOTE B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to report the fair value of financial instruments, as defined. Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument.

      At December 31, 1998 the fair value of the Company's payables, accrued interest and promissory notes due to an officer/shareholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

      PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful life of the related assets of five years.

      CASH AND CASH EQUIVALENTS

      For purposes of the consolidated financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

      STOCK SPLIT

     In July, 1999, in connection with our merger with EBonlineinc.com, Inc., the shareholders approved and the Company effected a 3.5 for 10 reverse split of the Company's common stock and a cancellation of 117,766 shares of common stock, resulting in an effective reverse split ratio of 3.2646:10. Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

      RECLASSIFICATIONS

      Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE C.  STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

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

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS CONT'D.

    COMMON STOCK

      In 1989, the Company sold 734,530 shares of common stock to fifteen persons for the aggregate sum of $19,040. Of these shares 262,800 common shares were sold to officers and directors of the Company for $3,900.

      On September 21, 1994, the Company issued 241,580 shares of common stock to John D. Brasher Jr., the Company's principal shareholder and president for out of pocket expenses paid on behalf of the Company. These share were valued at $.006 per share or $1,480.

      On January 25, 1996, the Company issued 40,240 shares of common stock to John D. Brasher Jr., for out of pocket expenses paid on behalf of the Company. These shares were valued at $.061 per share or $2,465.

      On December 28, 1996, a majority of the Company's shareholders approved a restructuring of the Company's authorized capital including (1) a reduction in the authorized common shares from 250,000,000 to 50,000,000, (2) an increase in the authorized preferred shares from 5,000,000 to 15,000,000, (3) a change in par value to $.001 for both the common and preferred stock. All shares and per share amounts have been restated to reflect this restructuring of the Company.

      On December 31, 1996, the Company issued 600,554 shares of common stock to John D. Brasher Jr., for Company expenses advances and legal services provided by Brasher & Company. These shares were valued at $.245 per share or $147,167.

      On May 8, 1997, the Company sold 16,323 shares of common stock to a corporation for cash of $2,500.

      On October 1, 1999 the Company sold 733,335 common shares pursuant to a private placement offering at $3.00 per share. Costs of the offering were $654,893, leaving net proceeds to the Company of $1,545,112. In connection with this offering, warrants to purchase 73,333 shares of the Company's common stock at $3.00 per share were issued to the private placement agent. These warrants will expire five years from the date of issuance.

      On December 15, 1999 the Company issued warrants to purchase 176,667 shares of the Company's common stock at $3.00 per share under a one year consulting agreement. The warrants will expire on December 31, 2002.

      RELATED PARTY TRANSACTIONS

      On December 30, 1997, Brasher & Company, of which John D. Brasher, Jr. is the sold owner, forgave $53,343 of accrued legal expenses advanced on behalf of the Company. The Company has recorded this debt forgiveness as a capital contribution.

      During 1998, John D. Brasher Jr., the Company's majority shareholder and president, loaned the Company $61,850 and these funds subsequently were used to partially repay advances of $60,000.

      In July, 1999, the Company owed John D. Brasher Jr., sole owner and president, an aggregate of $159,372 in demand promissory notes and $25,106 of accrued interest (8% simple interest per annum) for cash loans and advances of $21,420 for expenses of the Company. These amounts were forgiven by the shareholders, and because of the related party nature, the Company recorded this transaction as additional paid-in capital.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS CONT'D.

NOTE D.     MERGER


      On June 28, 1999, the Company, the Company's then majority stockholder and EBonlineinc.com, Inc., a Delaware corporation, and entered into an Agreement and Plan of Merger providing for the merger of EBonlineinc.com, Inc. with and into the Company. On July 15, 1999, the Company filed the Articles of Merger and the Certificate of Merger with the Secretaries of State of the states of Nevada and Delaware, respectively, consummating the merger. Immediately prior to the merger, the Company changed its name from Cerx Venture Corporation to EBonlineinc.com, effected a reverse stock split of its issued and outstanding shares of common stock on a on a three-and-one-half-for-ten (3.5:10) basis, and cancelled 117,765 shares of Registrant Common Stock. The Company is continuing as the sole surviving corporation and the separate existence of EBonlineinc.com, Inc. ceased effective as of July 15, 1999. The merger was valued at $1,000, the fair market value of the assets of the non-surviving company. Immediately prior to the consummation of the merger there were 1,633,227 outstanding shares of the Company's common stock and immediately thereafter there were 5,500,000 outstanding shares of the Company's common stock.

      The merger is intended to qualify as a tax-free reorganization pursuant to
Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), and the Plan of Merger is intended to qualify as a "plan of reorganization" for purposes of Section 368 of the Code. Since the merger, the Company has continued at least one significant historic business of EBonlineinc.com, Inc. or to use at least a significant portion of the historic business assets of EBonlineinc.com, Inc. in a business.

NOTE E.     COMMITMENTS AND CONTINGENCIES

      The Company entered into a lease agreement beginning in January, 2000 for office space in Charlotte, North Carolina. Minimum future rentals under this non-cancelable lease are as follows:

            Year        Amount

            2000       $ 54,400

            2001         81,600

            2002         68,000
                       --------

            Total      $204,000
                       --------

      The Company has deposits in banks exceeding the FDIC insured amount of $100,000. The amount in excess of $100,000 is subject to loss should the bank cease business.

NOTE F.     STOCK OPTIONS AND WARRANTS

   1994 COMPENSATORY STOCK OPTION PLAN

      The Company has adopted a compensatory stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 1,632,296 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under
Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. No options have been granted under the CSO Plan to date. This plan expired December 31, 1999.

   1994 EMPLOYEE STOCK COMPENSATION PLAN

      The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 1,632,296 shares of stock to employees, officers, directors and consultants of the Company. The ESC Plan will be administered by the Board of Directors through a committee of directors. As of December 31, 1998, the Company had awarded 657,116 shares of common stock under this plan. During 1999, no options were awarded under this plan. This plan expired September 20, 1999.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS CONT'D.

NOTE G.     INCOME TAXES

      The Company has an unused net operating loss carryforward of approximately $297,000, of which approximately $98,000 expires in 2014 and the remainder in various periods through 2013. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses is limited each year to offset future taxable income, if any, due to the change in ownership of MoneyZone.com's outstanding common stock. This net operating loss carryforward may result in future income tax benefits of approximately $101,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 are as follows:

                                                 1999             1998
                                                 ----             ----

      Deferred tax liabilities               $      -            $     -
                                             --------            -------
      Deferred tax assets:
         Net operating loss carryforward     $100,980            $62,128
         Accrued expenses                           -              5,865
                                            ---------            -------
                                              100,980             67,993
         Valuation allowance                 (100,980)           (67,993)
                                            ---------            --------
                                            $      -                   -
                                            ---------            --------

      The valuation allowance for deferred tax assets increased by $32,987 and $7,180 during 1999 and 1998, respectively.

ITEM. 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective September 3, 1999, we dismissed Stephen M. Siedow, P.C., our former accountant previously engaged as the principal accountant to audit our financial statements. The decision to change accountants was approved by our board of directors.

      No report of Stephen M. Siedow, P.C., on our financial statements of either of the past two fiscal years or any subsequent interim period contained an adverse opinion or a disclaimer of an opinion, or was qualified or modified as to audit scope or accounting principles. However, the auditor's report contained an uncertainty regarding the company's ability to continue as a going concern. During the past two fiscal years and subsequent interim periods preceding our dismissal of Stephen M. Siedow, P.C., there were no disagreements with Stephen M. Siedow, P.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Stephen M. Siedow, P.C., would have caused it to make reference to the subject matter thereof in connection with its report.

      Effective September 3, 1999, we engaged Spicer, Jeffries & Co. as the principal accountant to audit our financial statements.

      On November 12, 1999, we filed with the SEC an amendment to our Current Report on Form 8-K initially filed on September 10, 1999. The amendment contained a letter from our former accountant concerning the statements made in our initial Current Report on Form 8-K regarding our former accountant. We hereby incorporate that letter by reference to the amended Form 8-K and have included it as an exhibit to this annual report.

      The Company has had no disagreements with Spicer, Jeffries & Co. on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Spicer, Jeffries & Co., would have caused it to make reference thereto in their report on the financial statements.

                                    PART III

ITEMS 9-12 (INCLUSIVE)

      The information required by Items 9, 10, 11 and 12 will appear in the MoneyZone.com Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Report pursuant to General Instructions G(3) of Form 10-KSB (other than the portions thereof not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is provided as required by Item 9.

EXECUTIVE OFFICERS AND DIRECTORS

      The following table sets forth the names and ages of the members of the Company's Board of Directors, executive officers, and the position with the Company held by each:

Name                            Age               Position
----                            ---               --------

Martin A.                       33                Chairman, Director

Randall F. Greene               50                President and Chief Executive
                                                   Officer

Susan McAvoy                    30                Vice President and Secretary

Nicholas Pili                   27                Vice President

Craig Kendall                   43                Chief Financial Officer

Bruce Bertman                   41                Director

Anthony Paquin                  40                Director


MARTIN A. SUMICHRAST, the Chairman of the Board, has served as Chairman of the Board, Chief Executive Officer and President of Global Capital Partners, Inc. since December 1998, Vice Chairman since March 1997, and a Director since its inception in 1993. Mr. Sumichrast is a founder of Global Capital Partners, Inc. and was formerly Executive Vice President and Chief Financial Officer. Mr. Sumichrast is Chairman of Global Capital Partners North
America, Inc., which is a subsidiary of Global Capital Partners, Inc. Mr. Sumichrast is also a Director of Omni Nutraceuticals and A1 Internet.com, Inc.

RANDALL F. GREENE, the Chief Executive Officer and a nominee to the Board of Directors, joined MoneyZone.com from Premier Chemical Products, Inc., which he founded in 1995 and of which he was the President and CEO. Prior to founding Premier Chemical Products, Mr. Greene was the Chairman and CEO of Blevins Concession Supply Co. from 1988 to 1995. From 1977 to 1986, Mr. Greene was the President and CEO of Coastland Corp. of Florida (NASDAQ:
CLFL), an investment firm.

SUSAN MCAVOY, a Vice President and Secretary, joined MoneyZone.com in August 1999. From 1996-1999, she served as assistant to the Board of Director of Global Capital Partners, Inc. Prior to 1996, Ms. McAvoy was a full-time student at the University of Maryland Baltimore County.

NICHOLAS PILI, a Vice President, served from December of 1998 to June of 1999 as the Marketing Director for Internet Services UK, Ltd., where he was primarily responsible for developing the web site WWW.BUSINESSFORSALE.COM. From February 1998 to December 1998, he was the project manager and team leader for Monarch

Recruitment, Ltd., an executive-level recruiting firm. From June of 1995 to January 1998, he founded and developed the magazine Business & Premises for Sale. From this magazine, Mr. Pili developed the Internet site
WWW.BUSINESSFORSALE.COM.

CRAIG KENDALL, the Chief Financial Officer, joined MoneyZone.com in June 1999. From June 1995 to June 1999, he had been the President of Kendall & Company, an accounting services firm. From June 1989 to June 1995, he was the Chief Financial Officer for RENEX Corporation, a computer data communication software development and manufacturing firm. He is a licensed Certified Public Accountant in the states of Maryland and Virginia.

BRUCE BERTMAN, a director of the Company, has served as a Director since June 1999. From 1988 to 1991, he served as Regional Manager and Operating Officer of Inacomp Computer Centers, a predecessor of Inacom. From 1991 to 1993, Mr. Bertman was Vice President of Microware Distributors, a computer product distribution organization, in charge of government reseller programs on a national basis. In 1993, Mr. Bertman founded Computer Ease, LLC, where he served as its President until A1 Internet.com, Inc. acquired that company in 1999. He is currently Chief Executive Officer, Treasurer and Chairman of the Board of A1 Internet.com, Inc.

ANTHONY PAQUIN, a director of the Company since June 1999, has served as Netivation.com's Chairman of the Board, President, and Chief Executive Officer since September of 1997. Netivation.com has developed and operates Internet communities focused on public policy (votenet.com) and healthcare (medinex.com). Mr. Paquin was a candidate in the primary elections for the United States House of Representatives in Idaho's First Congressional District during 1997 and 1998. Mr. Paquin co-founded Agency One Corporation, a company that developed software for the insurance industry, in 1989, and served as its President and Chief Executive Officer until 1993. Agency One Corporation was acquired in 1993 by Agency Management Services ("AMS"), an insurance software company, and a subsidiary of CNA Financial Corporation. Mr. Paquin served as Senior Vice President of Marketing of AMS from 1993 to March 1997. Mr. Paquin also founded and is the President of the Idaho Technology Association.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits Required by Item 601 of Regulation S-B.

      1.  See Index to Exhibits on pages 31 of this report.

B.    Reports on Form 8-K.

      1. On November 12, 1999, we filed an amendment to our Current Report on Form 8-K initially filed on September 10, 1999. See "Changes in and Disagreements With Accountants on Accounting and Financial Disclosure."

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MONEYZONE.COM
--------------------------------------------------------------------------------
                                  (Registrant)

By:/s/ Martin A. Sumichrast
--------------------------------------------------------------------------------
                        (Martin A. Sumichrast, Chairman)


Date:                            March 29, 2000
--------------------------------------------------------------------------------

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Martin A. Sumichrast
--------------------------------------------------------------------------------
                        (Martin A. Sumichrast, Director)

Date:                            March 29, 2000
--------------------------------------------------------------------------------


By:/s/ Randall F. Greene
--------------------------------------------------------------------------------
           (Randall F. Greene, President and Chief Executive Officer)

Date:                            March 29, 2000
--------------------------------------------------------------------------------


By:/s/ Craig Kendall
--------------------------------------------------------------------------------
                    (Craig Kendall, Chief Financial Officer*)


Date:                            March 29, 2000
--------------------------------------------------------------------------------


By/s/ Anthony Paquin
--------------------------------------------------------------------------------
                           (Anthony Paquin , Director)

Date:                            March 29, 2000
--------------------------------------------------------------------------------


By:/s/ Bruce Bertman
--------------------------------------------------------------------------------
                            (Bruce Bertman, Director)

Date:                            March 29, 2000
--------------------------------------------------------------------------------

* Craig Kendall is the Company's principal accounting officer.

                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION

  (2.1)* Agreement and Plan of Merger, dated as of June 28, 1999, by and among the Registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to Current Report on form 8-K (File No. 000-25022), dated as of July 15, 1999.

  (2.2)* Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 28, 1999, by and among the Registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to Current Report on form 8-K (File No. 000-25022), dated as of July 15, 1999.

  (3.1)* Certificate of Incorporation, dated as of April 4, 1989, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

  (3.2)* Certificate of Amendment to Certificate of Incorporation, dated as of November 8, 1990, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

  (3.3)* Certificate of Amendment to Certificate of Incorporation, dated as of October 26, 1994, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

  (3.4)** Certificate of Increase in Number of Authorized Shares of Common Stock, dated as of July 8, 1996, amending the Certificate of Incorporation.

  (3.5)** Certificate of Amendment to Certificate of Incorporation, dated as of March 12, 1997.

  (3.6)* Certificate of Amendment to Certificate of Incorporation, dated as of March 20, 1998, incorporated by reference to Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

  (3.7)* Certificate of Amendment to Certificate of Incorporation, dated as of March 31, 1998, incorporated by reference to Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

 (3.8)** Certificate of Amendment to Certificate of Incorporation, dated as of July 8, 1999.

 (3.9)** Certificate of Amendment to Certificate of Incorporation, dated as of July 22, 1999.

 (3.10)** Certificate of Amendment to Certificate of Incorporation, dated as of December 17, 1999

 (3.11)* By-Laws of MoneZone.com, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

  (4.1)** Form of Registration Rights Agreement, dated as of October 1, 1999, by and among EBonlineinc.com, and each of the investors listed on Exhibit A thereto.

 (10.1)** Agreement to Sublease, dated as of February 1, 2000, between MoneyZone.com and Fidelity Mortgage, Inc.

 (10.2)** Consent to Sublease, dated as of February 11, 2000, by and among MoneyZone.com, Fidelity Mortgage, Inc. and Highwoods/Forsyth Limited Partnership.

 (16) * Letter of former accountant, Stephen M. Siedow, P.C., dated as of November 10, 1999, incorporated by reference to amended Current Report of Form 8-K/A (File No. 000-25022), dated as of November 12, 1999.

 (21)**      Subsidiaries of MoneyZone.com

 (22)* Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of March 20, 2000.

   (27)**     Financial Data Schedule. (Electronic filing only.)

--------------------
*   Previously filed.
** Filed herewith.