Form 10QSB
period 2000-03-31
MONEYZONE COM
filed 2000-05-15
CIK 932127

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   -------------------------------------------

                                   FORM 10-QSB
                   -------------------------------------------

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to ______


                         Commission file number 0-25022

                                  MoneyZone.com
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    NEVADA                                      72-1148906
------------------------------------------------  ------------------------------
        (State Or Other Jurisdiction Of                      (I.R.S. Employer
        Incorporation Or Organization)                      Identification No.)

          8701 RED OAK BLVD, SUITE 100, CHARLOTTE, NORTH CAROLINA 28217
--------------------------------------------------------------------------------
                    (Address Of Principal Executive Offices)

                                 (704) 522-1410
--------------------------------------------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ----     ----
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,245,835
                                                  ------------------------------

     Transitional Small Business Disclosure Format:
Yes      No  X
   ----     ----

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)


                              INDEX TO FORM 10-QSB


                                                                            PAGE
                                     PART I

Item 1. Financial Statements............................................      2
Item 2. Management's Discussion and Analysis or Plan of Operation.......     10


                                     PART II

Item 6. Exhibits, List  and Reports on Form 8-K.........................     12
Signatures..............................................................     13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                                 BALANCE SHEETS


                                                March 31,         March 31,
                                                  2000              1999
                                                --------          --------


ASSETS
    Cash                                      $    416,713      $      1,014
    Marketable securities                          272,602                 -
    Property & equipment, net of
      accumulated depreciation of $2,780           125,607                 -
    Prepaid Expenses                               637,600                 -
                                              ------------      ------------
       Total Assets                           $  1,452,522      $      1,014
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable                          $     44,335      $      2,580
    Advances                                             -            14,590
    Accrued interest                                     -            18,741
    Promissory notes to an
     officer/stockholders                                -           159,372
                                              ------------      ------------
        Total liabilities                           44,335           195,283
                                              ------------      ------------
   Commitments and contingencies
   Shareholders' equity
    Preferred stock; $.001 par value;
     authorized 15,000,000 shares;
     issued - none                                       -                 -
    Common stock; $.001 par value;
     authorized 50,000,000 shares;
     6,245,835 and 1,633,227 shares
     issued and outstanding at December
     31, 1999 and 1998                               6,246             1,633
    Additional paid in capital                   2,387,593           224,362
    Deficit accumulated during development
     stage                                        (985,652)         (420,264)
                                              ------------      ------------
       Total shareholders' equity                1,408,187          (194,269)
                                              ------------      ------------
       Total Liabilities and
          Shareholders' Equity                $  1,452,522      $      1,014
                                              ============      ============


                 See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                            STATEMENTS OF OPERATIONS



                                                                   APRIL 4, 1989
                                         FOR THE THREE MONTHS      INCEPTION) TO
                                            ENDED MARCH 31,           MARCH 31,
                                     ----------------------------  -------------
                                          2000           1999           2000
                                     -------------  -------------  -------------

Service Income                       $       -       $             $       710
                                                             -
Costs and expenses
  Costs related to attempted
   Business acquisitions                     -               -         192,020
  Web Site and Related Costs            45,101               -         130,832
  General and administrative           363,060                         571,939
  Interest                                   -           4,603          25,107
  Offering Costs                             -               -          66,464
                                    ----------       ---------     -----------
   Total costs and expenses            408,161           4,603         986,362


 Net loss                            $(408,161)     $   (4,603)     $ (985,652)
                                     ===========    ===========     ===========
 Basic and diluted net loss per
    common stock share before
    extraordinary item               $  (0.065)     $   (0.002)
                                     ===========    ===========

 Weighted average common shares      6,245,855       1,633,227
    outstanding                      =========       ==========



                 See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS





                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                     2000            1999
                                                    ------          ------

 Cash flows from operating activities
   Net income (loss)                             $  (408,161)    $   (4,603)

   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
       Write-down to market of
         trading securities                                -              -
       Depreciation and amortization                       -              -

       Capital contributed by shareholder
        for legal fees                                     -              -
       Common stock issued for costs
         advanced and services                             -              -
   Changes in operating assets and
    liabilities
      Accounts payable                                     -          4,603
      Deposits                                       130,000              -
                                                 -----------    -----------

 Net cash used in operating
    activities                                      (538,161)
                                                 -----------

 Cash flows from investing activities
   Purchase of property and equipment                (19,737)             -
   Purchase of marketable securities                       -              -
   Net cash acquired on acquisition of
    acquisition of EBonlineinc.com, Inc.                   -              -
                                                 -----------    -----------
 Net cash used in investing activities               (19,737)             -
                                                 -----------    -----------

 Cash flows from financing activities
   Proceeds from sale of common stock, net                 -              -
   Proceeds from notes payable                             -              -
   Advances from stockholders                              -              -
 Net cash provided by financing activities                 -              -
                                                 -----------    -----------
 Net increase (decrease) in cash                     973,599              -
 Cash and cash equivalents,
   beginning of period                               974,611          1,014
                                                 -----------    -----------
 Cash and cash equivalents, end of period        $   416,713    $     1,014
                                                 ===========    ===========

                 See accompanying notes to financial statements.

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

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

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

      STOCK SPLIT

      In July, 1999, in connection with our merger with EBonlineinc.com (see Note D), the shareholders approved and the Company effected a 3.5 for 10 reverse split of the Company's common stock and a cancellation of 117,766 shares of common stock, resulting in an effective reverse split ratio of 3.2646:10. Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

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

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



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

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



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

NOTE E.    COMMITMENTS AND CONTINGENCIES

      The Company entered into a lease agreement beginning in January, 2000 for office space in Charlotte, North Carolina. Minimum future rentals under this non-cancelable lease are as follows:

            Year                Amount
            ----                -------
            2000              $  54,400

            2001                 81,600

            2002                 68,000
                                -------

             Total             $204,000
                               --------

      The Company has deposits in banks exceeding the FDIC insured amount of $100,000. The

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



amount in excess of  $100,000 is subject to loss should the bank cease business.

NOTE F.    STOCK OPTIONS AND WARRANTS

      EMPLOYEE STOCK COMPENSATION PLAN

      The Company has an equity incentive stock option plan. The Plan was adopted by the Board of Directors on December 16, 1999 and approved by the shareholders on the same date. The Board believes that approval of the Plan is in the best interest of the Company. The purpose of the Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success to the Company, by offering them an opportunity to participate in the Company's future performance through awards of options and stock bonuses. Options totaling 287,500 shares have been approved by the Board. Subsequent to December 31, 1999, options at $3 per share have been granted to key officers, employees, and individuals that are for a one or two year term.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PLAN OF OPERATION

      At March 31, 2000, we had cash and marketable securities in the amount of $689,315 and incurred operating expenses at a rate of $90,000 per month. We have liquid assets sufficient to cover operating expenses for the next 7 months, and we do expect to raise additional funding to cover operating and advertising expenses.

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

       Our current operations are focused upon providing services and products to middle-market businesses via our website. Resources include business for sale listings, on-line commercial loans, equity funding sources, business news, stock quotes, business articles, business products and business service providers. We generate targeted traffic to our website through a combination of traditional and online advertising and marketing campaigns including print media, banner ads, email services, direct mail and other online media. Site traffic has increased consistently since the January 18th launch of WWW.MONEYZONE.COM. Unique visitors are currently averaging 300,000 per month, and we have more than 4,000 registered members.

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

      We currently have eleven (11) employees:

      o     Administration/Operations----(4)

      o     Website engineering and design----(3)

      o     Corporate finance----(4)

      Within the next six months we expect to have approximately twenty (20) employees as follows:

      o     Administration/Operations----(5)

      o     Website engineering and design----(6)

      o     Corporate finance----(9)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      LIQUIDITY AND CAPITAL RESOURCES

      Through September 30, 1999, we funded our operations almost exclusively through cash loans and cash advances provided by shareholders. In October 1999, we completed our initial private placement offering. Net fund proceeds were used to repay short term loans and advances provided by shareholders. For the period ended March 31, 2000, we had incurred and paid website development, general and administrative and overhead expenses of $986,362. As of March 31, 2000, we had an accumulated a deficit (net loss) of $985,652 since inception. We have cash and marketable securities amounting to $689,315. There are no outstanding loans or debts owed as of March 31, 2000 other than normal monthly operating expenses.

      RESULTS OF OPERATIONS

      During the three months ended March 31, 2000, we incurred a net loss from operations of $408,161. Expenses for this first quarter are related primarily to the development of the proprietary web site, to accounting fees, and to costs relating to the Company's SEC filings. The Company paid rent, salaries, and other general and administrative costs for the quarter totaling $363,060. During the three months ended March 31, 1999, we had no revenues and incurred no expenses. The company was a non-operating company until September 1999.

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


                                     PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   A.    Exhibits

   EXHIBIT NO.   DESCRIPTION
   ----------    -----------

      (27)       Financial Data Schedule (Electronic Filing Only).


   B.   Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MONEYZONE.COM
                                   ------------------------------------------
                                                 (Registrant)


Date: May 15, 2000                  /s/ Craig Kendall
-------------------------------    ------------------------------------------
                                   Name: Craig Kendall *
                                   Title:  Chief Financial Officer


* Craig Kendall is authorized to sign on behalf of the registrant in addition to signing as Chief Financial Officer.

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------


  (27)            Financial Data Schedule for the three-month period ended March
                  31, 2000.