Form 10QSB
period 2000-06-30
MONEYZONE COM
filed 2000-08-11
CIK 932127

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

For the quarterly period ended June 30, 2000

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


                              INDEX TO FORM 10-QSB


                                                                            PAGE
                                     PART I

Item 1. Financial Statements............................................      1
Item 2. Management's Discussion and Analysis or Plan of Operation.......      9


                                     PART II

Item 6. Exhibits, List  and Reports on Form 8-K.........................     11
Signatures..............................................................     12






                                      (i)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                                 BALANCE SHEETS


                                                June 30,         December 31,
                                                  2000              1999
                                                --------          --------


ASSETS
    Cash                                      $    179,143      $    974,611
    Marketable securities                           64,299           270,000
    Property & equipment, net of
      accumulated depreciation                     292,085           115,272
    Prepaid Expenses                               355,562           353,334
                                              ------------      ------------
       Total Assets                           $    891,089      $  1,713,217
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
    Accounts payable                          $     23,334      $     44,335
    Advances                                        69,981                 -
    Accrued interest
    Promissory notes to an
     officer/stockholders                                -                 -
                                              ------------      ------------
        Total liabilities                           93,315            44,335
                                              ------------      ------------
   Commitments and contingencies
   Shareholders' equity
    Preferred stock; $.001 par value;
     authorized 15,000,000 shares;
     issued - none                                       -                 -
    Common stock; $.001 par value;
     authorized 50,000,000 shares;
     6,245,835 and 5,550,000 shares
     issued and outstanding at both
     June 30, 2000 and December 31, 1999             6,246             6,246
    Additional paid in capital                   2,387,593         2,387,593
    Deficit accumulated during development
     stage                                      (1,596,065)         (724,957)
                                              ------------      ------------
       Total shareholders' equity                  797,773         1,668,882
                                              ------------      ------------
       Total Liabilities and
          Shareholders' Equity                $    891,089      $  1,713,217
                                              ============      ============


                 See accompanying notes to financial statements.

                                 MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                            STATEMENTS OF OPERATIONS

                                                                                             APRIL 4, 1989
                            FOR THE THREE MONTHS               FOR THE SIX MONTHS           (INCEPTION) TO
                                ENDED JUNE 30,                    ENDED JUNE 30,                JUNE 30,
                         -----------------------------     -----------------------------       ---------
                            2000             1999             2000              1999             2000
                         -------------    ------------     -------------     ------------    ------------

Service income           $  6,189       $        -      $      6,189       $        -      $     6,899
                                                                  -                                  -

Other income               13,727                             13,727       $        -           218,398
                           ------                             ------                            -------

     Total income          19,916                             19,916       $        -           225,297

Costs and expenses
   Costs related
     to attempted
      Business
      acquisitions               -           6,631                 -            6,631           192,020
   Web Site and
      Related Costs        153,102               -           200,204                -           331,036
   Sales and
     marketing             146,874                           219,276                            219,276
   General and
     administrative        182,888           3,920           471,545            3,920           987,459
   Interest                                                                                      25,107
   Offering Costs                -               -                 -                -            66,464
                        ----------      -----------      -----------        ----------      -------------
     Total costs
        and expenses       482,864          (10,551)         884,837           (10,551)       1,821,362
                        ------------    -----------      -----------        -----------    -------------

  Net loss               $(462,948)     $   (10,551)    $   (871,109)      $   (10,551)    $ (1,596,065)
                         ===========    ============    =============      ============    =============
  Basic and diluted
    net loss per
      common stock
       share before
      extraordinary
         item            $  (0.074)     $    (0.002)    $     (0.139)    $       (0.002)
                        ===========     ============    =============    ==============

  Weighted average
    common shares         6,245,855        5,002,838        6,245,855         5,002,838
      outstanding         =========        =========        =========         =========


                                 See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                 APRIL 4, 1989
                                                      FOR THE SIX MONTHS        (INCEPTION) TO
                                                        ENDED JUNE 30,            JUNE 30,
                                        --------------------------------------- ------------

                                                 2000                1999           2000
                                        ---------------------   ---------------  -----------

  Cash flows from
    operating activities
     Net income (loss)                  $  (871,109)            $   (4,603)       $  (1,596,066)

     Adjustments  to
       reconcile net loss
       to net  cash  provided
       by  (used  in)
        operating activities:

         Write-down to
           market of trading
            securities                             -                      -              27,398
         Depreciation and
           amortization                       29,946                      -              32,724

         Capital contributed
           by shareholder for
            legal fees                             -                      -              53,343
         Common stock issued
           for costs advanced
            and services                           -                      -             151,112
     Changes in operating assets
       and liabilities
         Marketable securities               207,780                      -              207,780
         Accounts payable                          -                  3,250               44,335
         Deposits                            130,000                      -              130,000
         Accrued Interest                          -                      -               18,741
                                        ----------------       ----------------        ----------
  Net cash used in
    operating activities
                                            (503,383)                (1,353)            (930,633)
                                            ---------                -------            ---------

  Cash flows from
     investing activities
     Purchase of property
        and equipment                       (292,085)                     -            (347,635)
         Purchase of marketable
          securities                               -                      -            (297,398)
      Net cash acquired on
       acquisition of
       EBonlineinc.com, Inc.                       -                      -               1,000
                                        ----------------      ----------------        ----------
  Net cash used in
     investing activities                   (292,085)                     -            (644,033)
                                            ---------         ----------------         ---------

  Cash flows
    from financing
      activities
     Proceeds from sale
       of common stock, net                         -                     -           1,566,652
    Proceeds from
      notes payable                                 -                     -             159,372
    Advances from
      stockholders                                  -                     -              27,785
  Net cash provided by
    financing activities                            -                     -           1,753,809
                                        ----------------       ----------------    ------------
  Net increase
   (decrease) in cash                       (795,468)                (1,353)         (1,413,673)
  Cash and cash equivalents,
    beginning of period                      974,611                      -                   -
                                        ---------------        ----------------    ------------

  Cash and cash equivalents,
    end of period                       $   179,143            $      1,353         $   179,143
                                        ===========            ============         ===========


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

         During 1998, John D. Brasher Jr.,  the  Company's  majority shareholder

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

and president, loaned the Company $61,850 and these funds subsequently were used to partially repay advances of $60,000.

         In July 1999, the Company owed John D. Brasher Jr., sole owner and president, an aggregate of $159,372 in demand promissory notes and $25,106 of accrued interest (8% simple interest per annum) for cash loans and advances of $21,420 for expenses of the Company. These amounts were forgiven by the shareholders, and because of the related party nature, the Company recorded this transaction as additional paid-in capital.

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

NOTE E.  COMMITMENTS AND CONTINGENCIES

         The Company entered into a lease agreement beginning in January 2000 for office space in Charlotte, North Carolina. Minimum future rentals under this non-cancelable lease are as follows:

                  Year       Amount

                  2000    $  40,800

                  2001       81,600

                  2002       68,000
                             ------

                  Total    $204,000
                           --------

         The Company has deposits in banks exceeding the FDIC insured amount of $100,000. The amount in excess of $100,000 is subject to loss should the bank cease business.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


NOTE F.  STOCK OPTIONS AND WARRANTS

         EMPLOYEE STOCK COMPENSATION PLAN

         The Company has an equity incentive stock option plan. The Plan was adopted by the Board of Directors on May 23, 2000 and approved by the shareholders on the same date. The Board believes that approval of the Plan was in the best interest of the Company. The purpose of the Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success to the Company, by offering them an opportunity to participate in the Company's future performance through awards of options and stock bonuses. The total number of shares of Common Stock reserved under the plan is 1,000,000. Such number may, from time to time, be amended by the Board, subject to shareholder approval. Options totaling 287,500 shares have been approved by the Board. Subsequent to December 31, 1999, options at $3 per share have been granted to key officers, employees, and individuals that are for a one or two year term.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION PLAN OF OPERATION

         At June 30, 2000, we had cash and marketable securities in the amount of $243,442 and incurred operating expenses at a rate of $90,000 per month. We have liquid assets sufficient to cover operating expenses for the next 3 months, and we do expect to raise additional funding to cover operating and advertising expenses.

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

          Our current operations are focused upon providing services and products to middle-market businesses via our website. Resources include business for sale listings, on-line commercial loans, equity funding sources, business news, stock quotes, business articles, business products and business service providers. We generate targeted traffic to our website through a combination of traditional and online advertising and marketing campaigns including print media, banner ads, email services, direct mail and other online media. Site traffic has increased consistently since the January 18th launch of www.moneyzone.com. Unique visitors are currently averaging 300,000 per month, and we have more than 10,000 registered members.

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

         We currently have fifteen (15) employees:

o        Administration/Operations---- (4)

o        Website engineering and design---- (5)

o        Corporate finance---- (6)

         Within the next six months we expect to have approximately twenty (20) employees as follows:

o        Administration/Operations---- (5)

o        Website engineering and design---- (6)

o        Corporate finance---- (9)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL OVERVIEW

         Since July 15, 1999, upon consummation of our merger with EBonlineinc.com, Inc., a Delaware corporation, after which we continued as the surviving corporation, the Company's activities have been directed toward raising capital and developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities. In October 1999, the Company completed its initial private placement of funds. A total of 733,335 shares of stock were issued at a placement cost of $3.00 per share. $2,200,005 of equity funds were raised. Cost of the issuance of the private placement was $654,893. Net proceeds to the Company were $1,545,112.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Through September 30, 1999, we funded our operations almost exclusively through cash loans and cash advances provided by shareholders. In October 1999, we completed our initial private placement offering. Net fund proceeds were used to repay short-term loans and advances provided by shareholders. For the period ended June 30, 2000, we had incurred and paid website development, general and administrative and overhead expenses of $986,362. As of June 30, 2000, we had an accumulated a deficit (net loss) of $1,596,065 since inception. We have cash and marketable securities amounting to $243,442. There are no outstanding loans or debts owed as of June 30, 2000 other than normal monthly operating expenses.

         RESULTS OF OPERATIONS

         During the three months ended June 30, 2000, we incurred a net loss from operations of $462,948. Expenses for this second quarter are related primarily to the development of the proprietary web site, to accounting fees, and to costs relating to the Company's SEC filings. The Company paid rent, salaries, and other general and administrative costs for the quarter totaling $482,864. During the three months ended June 30, 1999, we had no revenues and expenses totaling $10,551. The Company was a non-operating company until September 1999.

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A.    Exhibits

   EXHIBIT NO.   DESCRIPTION
   ----------    -----------

      (27)       Financial Data Schedule (Electronic Filing Only).


   B.   Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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



                                                 MONEYZONE.COM
                                   ------------------------------------------
                                                 (Registrant)


Date: August 11, 2000                  /s/ Craig Kendall
-------------------------------    ------------------------------------------
                                   Name: Craig Kendall *
                                   Title:  Chief Financial Officer


* Craig Kendall is authorized to sign on behalf of the registrant in addition to signing as Chief Financial Officer.

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------


  (27)            Financial Data Schedule for the three-month period ended  June
                  30, 2000.


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE accompanying UNAUDITED financial statements OF moneyzone.com FOR THE PERIOD ENDED JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.