Form 10QSB
period 2000-09-30
MONEYZONE COM
filed 2000-11-14
CIK 932127

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   -------------------------------------------

                                   FORM 10-QSB

                   -------------------------------------------

         (Mark One)
         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

         For the transition period from _____ to ______


                         Commission file number 0-25022

                                  MoneyZone.com
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                    72-1148906
------------------------------------    ----------------------------------------
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
Yes  [X]     No  [ ]

          State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest Practicable date:     6,275,835

          Transitional Small Business Disclosure Format:
Yes  [ ]     No  [X]

================================================================================

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB


                                                                           Page
                                                                           ----
                                     PART I

Item   1.  Financial Statements..........................................    1
Item   2.  Management's Discussion and Analysis and Plan of Operation....    9


                                     PART II

Item   6.  Exhibits, List and Reports on Form 8-K........................   12
Signatures...............................................................   13



                                       (i)

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                                 BALANCE SHEETS

                                                                   September 30,        September 30,
                                                                       2000                 1999
                                                                   ------------         ------------
ASSETS
      Cash                                                         $  2,218,768         $     11,317
      Marketable securities
      Accounts receivable                                                42,514
      Property & equipment, net of accumulated
        depreciation                                                    319,297                1,582
      Prepaid Expenses                                                1,235,312                    -
                                                                   ------------         ------------
          Total Assets                                             $  3,815,891         $     12,899
                                                                   ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities
      Accounts payable                                             $     23,333         $     11,783
      Advances                                                          203,697               90,000
      Accrued expenses                                                   32,217
      Accrued interest                                                    6,250                    -
                                                                   ------------         ------------
    Total current liabilities                                           265,497              101,783

    Long-term liabilities
      Convertible debentures                                          3,000,000                    -
                                                                   ------------         ------------

    Total long-term liabilities                                       3,000,000                    -
          Total liabilities                                           3,265,497              101,783
                                                                   ------------         ------------
    Commitments and contingencies
    Shareholders' equity
      Preferred stock; $.001 par value; authorized
        15,000,000 shares; issued - none                                      -                    -
      Common stock; $.001 par value; authorized
        50,000,000 shares; 6,275,835 and 5,550,000
        shares issued and outstanding at September 30,
        2000 and September 30, 1999                                       6,276                5,500
      Additional paid in capital                                      2,865,063              220,992
      Deficit accumulated during development stage                   (2,320,945)            (315,376)
                                                                   ------------         ------------
          Total shareholders' equity                                    550,394              (88,884)
                                                                   ------------         ------------
          Total Liabilities and Shareholders' Equity               $  3,815,891         $     12,899
                                                                   ============         ============


                 See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                                   (UNAUDITED)

                            STATEMENTS OF OPERATIONS

                                                                                                                  April 4, 1989
                                                For the Three Months               For the Nine Months           (Inception) to
                                                 Ended September 30,                Ended September 30,           September 30,
                                             ---------------------------        ----------------------------     --------------
                                                 2000            1999              2000              1999             2000
                                             -----------     -----------       -----------       -----------       -----------

Service income                               $    52,194     $        39       $    52,194       $        39       $    52,904

Other income                                       5,589               -            19,316       $         -            19,316
                                             -----------     -----------       -----------       -----------       -----------
     Total income                                 57,783              39            71,510       $        39            71,510

Costs and expenses
   Costs related to attempted
     business acquisitions                             -               -                 -                             192,020
   Web site and related costs                    267,207          32,953           467,411            32,953           553,142
   Sales and marketing                           192,044               -           411,320                             399,616
   General and administrative                    213,223          50,683           684,768            61,234         1,022,106
   Interest                                      104,000           6,635           104,000             6,635           229,357
   Offering costs                                      -               -                 -                 -            66,464
                                             -----------     -----------       -----------       -----------       -----------
     Total costs and expenses                    776,474          90,001         1,667,499           100,552         2,462,705
                                             -----------     -----------       -----------       -----------       -----------

    Forgiveness of debt                                         (205,898)                           (205,898)

  Net loss                                   $  (718,691)    $   115,936       $(1,595,989)      $   105,385       $(2,391,195)
                                             ===========     ===========       ===========       ===========       ===========

  Basic and diluted net loss per
      common stock share before
      extraordinary item                     $    (0.115)    $    (0.002)      $    (0.254)      $    (0.019)
                                             ===========     ===========       ===========       ===========

  Weighted average common shares
      outstanding                              6,245,835       5,002,838         6,245,835         5,500,000
                                             ===========     ===========       ===========       ===========


                 See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                    April 4, 1989
                                                                 For the Nine Months               (Inception) to
                                                                 Ended September 30,                September 30,
                                                        ------------------------------------       --------------
                                                             2000                   1999                2000
                                                        -------------          -------------       --------------

  Cash flows from operating activities
     Net income (loss)                                  $  (1,595,989)         $     105,385        $  (2,320,946)

     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Write-down to market of trading securities                 -                      -               27,398
         Depreciation and amortization                         29,946                      -               32,724
         Capital contributed by shareholder for                     -                      -               53,343
            legal fees
         Common stock issued for costs advanced and                                                       151,112
            services                                                -                      -
         Forgiveness of debt                                        -               (205,898)
     Changes in operating assets and liabilities
         Marketable securities                                300,246                      -              300,246
         Accounts receivable                                  (42,514)                     -              (42,514)
         Prepaid expenses                                    (849,720)                     -             (849,720)
         Accounts payable                                     (21,002)                 9,203               23,334
         Deposits                                              (2,228)                     -               (2,228)
         Accrued Interest                                       8,467                      -               27,208
                                                        -------------          -------------       --------------
  Net cash used in operating activities
                                                           (2,172,794)               (91,310)          (2,600,044)
                                                        -------------          -------------       --------------

  Cash flows from investing activities
      Purchase of property and equipment                     (264,216)                (1,583)            (319,766)
      Purchase of marketable securities                             -                      -             (297,398)
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                        -                      -                1,000
                                                        -------------          -------------       --------------
  Net cash used in investing activities                      (264,216)                (1,583)            (616,164)
                                                        -------------          -------------       --------------

  Cash flows from financing activities
    Proceeds from sale of common stock, net                   477,470   -                  -            2,044,122
    Proceeds from notes payable and debentures              3,000,000                103,196            3,159,372
    Advances from stockholders                                203,697                      -              231,482
                                                        -------------          -------------       --------------
  Net cash provided by financing activities                 3,681,167                103,196            5,434,976
                                                        -------------          -------------       --------------

  Net increase (decrease) in cash                           1,244,157                 10,303            2,218,768
  Cash and cash equivalents, beginning of period              974,611                  1,014                    -
                                                        -------------          -------------       --------------

  Cash and cash equivalents, end of period              $   2,218,768          $      11,317       $    2,218,768
                                                        =============          =============       ==============

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


NOTE B.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

         In September 2000, the Company entered into an agreement with Cortlandt Investors LLC, whereby an amount of $2,500,000 was advanced to the Company in the form of convertible debentures. The debentures pay an accrued interest rate of 6% and are due and payable on September 15, 2002. In return, the Company has issued 30,000 shares of common stock and warrants of 250,000 shares at an exercise price equal to $4.00 per share. The warrants expire on September 15, 2005.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

         Global Capital Partners, Inc. (GCAP) is a 31% owner of MoneyZone.com. As additional collateral to the September 2000 issuance of convertible debentures, GCAP has provided to the Cortlandt Investors, LLC, a 5% convertible debenture on GCAP securities. This debenture is convertible to GCAP securities equal to 120% of the MoneyZone.com debenture amount plus accrued interest. Additionally, GCAP will provide Cortlandt warrants of 50,000 shares of GCAP shares at an exercise price of $5.50 per share. Between January 2001 and March 2001, Cortlandt has the right to exchange MoneyZone.com debentures and warrants for GCAP debentures and warrants.

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

NOTE E.           COMMITMENTS AND CONTINGENCIES

         The Company entered into a lease agreement beginning in January 2000 for office space in

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PLAN OF OPERATION

         At September 30, 2000, we had cash and marketable securities in the amount of $2,218,768 and incurred operating expenses at a rate of $110,000 per month. We have liquid assets sufficient to cover operating expenses for the next 20 months.

         In September 2000, $2.5 million was received with the issuance of convertible debentures to Cortlandt Investors, LLC. The purpose of the funds has been intended for the acquisitions of Ostrander Burch & Co., Inc., Carolina Securities, Inc., and CrossBridge Capital Partners. Funds have also been designated for the use of improving the Company's working capital. Subsequent to September 30, 2000, the Company has suspended activities relating to the acquisition of the companies mentioned above.

         Proceeds have been used to improve the Company's working capital and to continue development of financial website products and services.

         Membership subscription revenue is now being recognized along with the generation of advertising and marketing campaign revenue from the websites.

         The backlog of contingent financing advisory fees continues to grow. Although no revenues to date have been recognized regarding financial advisory and/or placement fees, contracts are now in place with activities to which there is anticipation of recognition of revenues.

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

         We currently have twelve (12) employees:

         o  Administration/Operations---- (3)

         o  Website engineering and design---- (4)

         o  Corporate finance---- (5)

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

         In September 2000, the Company issued convertible debentures of $2.5 million. These funds have been used to enhance website development and accelerate the recognition of contingent recognized revenues.

         For the period ended September 30, 2000, we had incurred and paid website development, sales and marketing, and general and administrative and overhead expenses of $776,474. As of September 30, 2000, we had an accumulated a deficit (net loss) of $2,391,195 since inception. We currently have cash and marketable securities amounting to $2,218,768. There are no outstanding loans or debts owed as of September 30, 2000 other than the convertible debentures.

         RESULTS OF OPERATIONS

         During the three months ended September 30, 2000, we incurred a net loss from operations of $776,474. Expenses for this second quarter are related primarily to the development of the proprietary website, sales and marketing expenses and to costs relating to the financint costs of the issued debenture. The company has begun recognized revenues from advertising, membership subscriptions, and web site development consulting fees. The Company paid rent, salaries, and other general and administrative costs for the quarter totaling $405,267. During the three months ended September 30, 1999, we had no revenues and expenses totaled $100,552. The Company was a non-operating company until September 1999.

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

     a.   Exhibits

      Exhibit No.        Description
      -----------        -----------

         (27)            Financial Data Schedule (Electronic Filing Only).


     b.   Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               MONEYZONE.COM
                              --------------------------------------------------
                                               (Registrant)

Date: November 8, 2000        /s/ CRAIG B. KENDALL
                              --------------------------------------------------
                              Name: Craig B. Kendall
                              Title: Chief Financial Officer


                              * Craig Kendall is authorized to sign on behalf of the registrant in addition to signing as Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

   (27) Financial Data Schedule for the three-month period ended September 30, 2000.