Form 10KSB
period 2000-12-31
MONEYZONE COM
filed 2001-03-30
CIK 932127

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

                           --------------------------
            MARK ONE

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25022

                                  MONEYZONE.COM
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                         72-1148906
 (State Or Other Jurisdiction Of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)


      6000 FAIRVIEW ROAD SUITE 1410 CHARLOTTE, NORTH CAROLINA        28210
              (Address Of Principal Executive Offices)            (Zip Code)

                                 (704) 522-1410
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                                 Name of Each Exchange
         Title of Each Class                      On Which Registered
--------------------------------------    --------------------------------------
Common Stock, par value $.15 per share      The common stock is quoted on the
                                             Over-the-Counter Bulletin Board

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

State issuer's revenues for its most recent fiscal year:  $69,743

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on March 28, 2001 was approximately $556,001.

The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on March 30, 2001 was 100,000.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

Part III of this report incorporates by reference information from the issuer's proxy statement to be filed by the issuer in connection with its annual meeting of stockholders for the calendar year ended December 31, 2000.

================================================================================

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-KSB


                                                                           PAGE
                                                                           ----
                                     PART I

Item   1.  Description of Business.........................................   3
Item   2.  Description of Property.........................................   5
Item   3.  Legal Proceedings...............................................   5
Item   4.  Submission of Matters to a Vote of Security Holders.............   5


                                     PART II

Item   5.  Market for Common Equity and Related Stockholder Matters........   6
Item   6.  Management's Discussion and Analysis or Plan of Operation.......   7
Item   7.  Financial Statements
              Index to Historical Financial Statements.....................   9
              Independent Auditors' Reports................................  10
              Balance Sheets...............................................  12
              Statements of Operations.....................................  13
              Statements of Changes in Shareholders' Equity (Deficit)......  14
              Statements of Cash Flows.....................................  17
              Notes to Financial Statements................................  19
Item   8.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure...........................  24


                                    PART III

Item   9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.............  25
Item   10. Executive Compensation..........................................  25
Item   11. Security Ownership of Certain Beneficial Owners and Management..  25
Item   12. Certain Relationships and Related Transactions..................  25
Item   13. Exhibits, List and Reports on Form 8-K..........................  26
Signatures.................................................................  27





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

IMPORTANT TERMS

     In this report we use the terms "we," "us" and "our" to refer to MoneyZone.com. The term SEC is sometimes used to simplify references to the U.S. Securities and Exchange Commission.

   GENERAL

     MoneyZone.com is an Internet-based business, consisting of approximately twenty-five websites, designed to facilitate commercial loans and other corporate finance activities. The address for our primary website is www.MoneyZone.com. We launched our current website on January 18, 2000, and have registered more than 10,000 members. We also have a wholly owned subsidiary, MoneyZone Capital Corp., a Delaware Corporation, which is currently inactive.

   BACKGROUND

     MoneyZone.com was formed on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19,1997, we changed our name to Cerx Entertainment Corporation, and on March 23, 1998, changed our name to Cerx Venture Corporation. Prior to 1996, we had limited operations, while we were seeking a business to acquire. On July 15, 1999, we effected a merger with EBonlineinc.com, Inc., a Delaware corporation, and changed our name to MoneyZone.com. We completed the development of our primary website and launched it on January 18, 2000.

   CURRENT OPERATIONS

     MoneyZone.com operates websites which provide four primary services to its customers:

     o the ability to apply for a commercial loan from a network of approximately 75 lenders,

     o    the ability to list a business for sale,

     o    the ability to post an equity funding request,

     o    search capabilities for professional service providers.

     Our marketing efforts are currently restricted to online search engine submissions and co-branding programs with other website operators, as we have discontinued all paid advertising and marketing through direct mail, print and other media. Our revenue sources are loan referral fees from lenders and membership fees.

   COMPETITION

     We are engaged in a highly competitive business. With respect to one or more of our businesses, we have competition from investment banks, loan brokers, and business brokers as well as many online competitors offering similar services. We attempt to differentiate ourselves from our competitors on the basis of our brand name, lender network and customer service.

   EMPLOYEES

     As of December 31, 2000, we had 2 full-time employees. No employees are covered by collective bargaining agreements.

   SUBSEQUENT EVENTS

     On December 1, 2000, we announced that we would explore strategic alternatives for MoneyZone.com, including a sale or merger. Based upon revenues generated during fiscal year 2000, our management determined that we could not achieve profitability within a reasonable time frame, and we began to seek alternatives and acted to preserve remaining capital. During December 2000, all of the employees were terminated with the exception of the President and the Director of Administration.

     We had discussions with several potential acquirers or merger partners during December 2000, and January and February 2001, but no acceptable offers were received as a result of these discussions.

     On March 7, 2001, we announced an agreement with the holder of our 6% Convertible Debentures, Global Capital Partners, Inc., to convert the outstanding principal and interest balance of $2,471,559 into 56,327 shares of our common stock, resulting in 100,000 shares of total issued and outstanding common stock as of this filing date. The agreement provides that the remaining 9,581 shares otherwise due to Global Capital Partners,

Inc., would be exchanged for all of the assets of MoneyZone.com including without limitation, domain names, trademarks, loan processing software, logos and designs, and furniture and equipment. The transfer of the assets is subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended. A total of 65,908 shares were due under the terms of the 6% Convertible Debentures at the date of conversion.

     On March 20, 2001, we announced that our board of directors had adopted resolutions approving (i) a reverse stock split (the "Reverse Stock Split") of our outstanding common stock, par value $.001 per share, to become effective at 5:00 p.m. on March 30, 2001, by issuing one newly issued share of common stock for each 150 shares of our presently issued and outstanding common stock; and
(ii) after effecting the Reverse Stock Split, increasing the number of authorized shares from 333,333 shares to 50,000,000 shares. The increase in the number of authorized shares is subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended.

     Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. We lease approximately 5,000 square feet as our corporate headquarters, which lease expires on August 31, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently a party to any legal proceeding, and none of our officers, directors or affiliates and no beneficial owner of more than five percent of any of our voting securities is a party to a proceeding in which any of them have a position or interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

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

                                                            COMMON STOCK
                                                      -------------------------
                                                        HIGH             LOW
                                                      --------        ---------

       FISCAL 1999
         First Quarter                                   N/A               N/A
         Second Quarter                                  N/A               N/A
         Third Quarter                                $6.4375          $4.7500
         Fourth Quarter                               $6.0000          $4.6250

       FISCAL 2000
         First Quarter                                $9.3750          $5.0000
         Second Quarter                               $7.0625          $2.8750
         Third Quarter                                $5.5000          $2.6250
         Fourth Quarter                               $3.1875          $0.5100

       FISCAL 2001
         First Quarter (through
           March 28, 2001)                            $0.5625          $0.1600


     On March 28, 2001, the closing bid price for our common stock as reported on the Over the Counter Bulletin Board was $0.16 per share. On that date, there were approximately 108 holders of record of our common stock, including entities which hold stock in street name on behalf of other beneficial owners.

     We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future. We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance our business. Payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial condition, among other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

     On December 31, 2000, we had reduced our operations to a minimum operating level in contemplation of a sale or merger.

RESULTS OF OPERATIONS

   GENERAL OVERVIEW

     As of December 31, 2000, we had reduced our operations to a minimum operating level in contemplation of a sale or merger. Subsequent to December 31, 2000, the remaining assets of MoneyZone.com were sold to Global Capital Partners, Inc. in exchange for forgoing the issuance of 9,581 shares of our common stock, which was due Global Capital Partners, Inc. under the terms of MoneyZone.com's 6% Convertible Debentures. The transfer of the assets is subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended.

   RESULTS OF OPERATIONS

     During the twelve months ended December 31, 2000, we had service revenues of $69,743 and incurred a net loss from operations of $4,984,699. Expenses for this year are related primarily to website development, sales and marketing costs, general and administrative expenses and interest expense.

     During the twelve months ended December 31, 1999, we had revenues of $710, and a net loss from operations of $304,693. Expenses for this year are related primarily to the development of the proprietary website, to accounting fees, and to costs relating to our SEC filings.

   LIQUIDITY AND CAPITAL RESOURCES

     We had $71,062 in cash at December 31, 2000, and had trade accounts payable in the amount of $196,775. We are negotiating with our vendors to reduce the balances on these accounts.

   ACQUISITIONS

     On June 28, 1999, our then majority stockholder and EBonlineinc.com, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger providing for the merger of EBonlineinc.com, Inc. into our corporation. On July 15, 1999, we filed the Articles of Merger and the Certificate of Merger with the Secretaries of State of the states of Nevada and Delaware, respectively, consummating the merger. Immediately prior to the merger, we changed our name from Cerx Venture Corporation to EBonlineinc.com, effected a reverse stock split of its issued and outstanding shares of common stock on a on a three-and-one-half-for-ten (3.5:10) basis, and cancelled 117,765 shares of our common stock. We are continuing as the sole surviving corporation and the separate existence of EBonlineinc.com, Inc. ceased effective as of July 15, 1999. The merger was valued at $1,000, the fair market value of the assets of the non-surviving company. Immediately prior to the consummation of the merger there were 1,633,227 outstanding shares of our common stock and immediately thereafter there were 5,500,000 outstanding shares of our common stock.

     Also in connection with this merger, one of our primary shareholders agreed to forgive his cash loans and advances together with accrued interest.

   NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 138 in June 2000, "Accounting For Certain Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. At this time, we do not anticipate a material impact on the results of operations since we do not use derivatives in the ordinary and normal course of business.

SELECTED FINANCIAL DATA

     The historical selected financial data set forth below for the respective periods are derived from our financial statements included elsewhere in this Form 10-KSB and should be read in conjunction with those financial statements and notes thereto. Those financial statements have been audited by Spicer, Jeffries & Co., independent certified public accountants. Spicer, Jeffries & Co.'s report with respect thereto appears elsewhere in this Form 10-KSB.


                                                                 APRIL 4, 1989
                                                                (INCEPTION) TO
                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                  2000              1999              2000
                              ------------     -------------    ---------------
BALANCE SHEET DATA
   Assets                     $   720,062      $  1,713,217
   Liabilities                  3,485,123            44,335
   Stockholders' equity        (2,765,061)        1,668,882

STATEMENT OF OPERATIONS DATA
REVENUES

   Operating revenues, net    $    69,743      $        710      $     70,453

EXPENSES

   Operating expenses           4,559,023           305,403         5,284,690
   Loss from disposal
     of business                  531,771                -            531,771
   Net loss                    (4,984,699)         (304,693)       (5,709,656)
   Net loss per share            (119.32)           (12.76)





ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports..............................................  10
Balance Sheets.............................................................  12
Statements of Operations...................................................  13
Statement of Changes in Shareholders' Equity (Deficit).....................  14
Statements of Cash Flows...................................................  17
Notes to Financial Statements..............................................  19
















                          INDEPENDENT AUDITORS' REPORT

To The Shareholders of MoneyZone.com

Charlotte, North Carolina

We have audited the accompanying balance sheet of MoneyZone.com (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and the 2000 and 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 2000. These financial statements are the responsibility of the management of MoneyZone.com. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyZone.com (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and the 2000 and 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.

                                       /s/  SPICER, JEFFRIES & CO.





Denver, Colorado
February 20, 2001

     (except with respect to Note 8, as to
      which the date is March 12, 2001)

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

                                       /s/   Stephen M. Siedow, P.C.



March 29, 1999
Aurora, Colorado

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                    (NOTE 1)


                                              DECEMBER 31,        DECEMBER 31,
                                                 2000                1999
                                            ---------------     ---------------
ASSETS
  Current Assets
    Cash                                    $      71,062       $     974,611
    Marketable securities                               -             270,000
    Related party receivable (Note 3)             600,000                   -
    Prepaid expenses and other                     35,000             353,334
                                            ---------------     ---------------

         Total Current Assets                     706,062           1,597,945

  Property & equipment, net of accumulated
     depreciation of $ 0 and $2,780                14,000             115,272
                                            ---------------     ---------------

           Total Assets                     $     720,062       $   1,713,217
                                            ===============     ===============

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
  Current liabilities
    Accounts payable                        $     196,775       $      44,335
    Accrued liabilities from
      discontinued operations                     238,348                   -
    Accrued interest                               50,000                   -
    Convertible debenture (Note 3)              3,000,000                   -
                                            ---------------     ---------------

          Total liabilities                     3,485,123               44,335
                                            ---------------     ---------------

    Commitments and contingencies (Notes 1 and 5)

    Shareholders' equity (deficit)(Note 3)
        Common stock; $.15 par value;
          authorized 50,000,000 shares;
          41,873 and 41,638 shares issued
          and outstanding at December 31,
          2000 and 1999                             6,281                6,246
        Additional paid in capital              2,938,314            2,387,593
        Deficit accumulated during
          development stage                    (5,709,656)            (724,957)
                                            ----------------    ---------------
          Total shareholders'
            equity (deficit)                   (2,765,061)           1,668,882
                                            ----------------    ---------------

            Total Liabilities and Shareholders'
               Equity (Deficit)             $     720,062       $    1,713,217
                                            ================    ===============



                See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                    (NOTE 1)


                                                                  APRIL 4, 1989
                                      FOR THE YEARS ENDED        (INCEPTION) TO
                                          DECEMBER 31,            DECEMBER 31,
                                -------------------------------  --------------
                                     2000            1999             2000
                                --------------  ---------------  --------------
Service Income                  $      69,743   $          710   $      70,453
Interest Income                        36,352                -          36,352
                                --------------  ---------------  --------------

     Total Income                     106,095              710         106,805
                                --------------  ---------------  --------------

Costs and expenses
   Costs related to attempted
   Sales and marketing costs          616,203                -         616,203
   General and administrative       1,061,579          213,307       1,417,924
   Interest and financing costs     1,066,250            6,365       1,091,357
   Consulting fees                    502,191                -         502,191
   Loss on sale of
     marketable securities            602,891                -         602,891
   Offering costs                           -                -               -
                                --------------  ---------------  --------------
     Total costs and expenses       4,559,023          305,403       5,284,690
                                --------------  ---------------  --------------
     Loss prior to disposal
       of business                 (4,452,928)        (304,693)     (5,177,885)

     Loss from disposal of
       business including
       provision of $115,398
       for operating losses
       during the phase-out
       period                      (  531,771)               -      (  531,771)
                                --------------  ---------------  --------------

  Net loss                      $  (4,984,699)  $     (304,693)  $  (5,709,656)
                                ==============  ===============  ==============

  Basic and diluted net loss
    per common share            $    (119.32)   $      (12.76)
                                ==============  ===============

  Weighted average common

    shares outstanding                41,776           23,888
                                ==============  ===============







                See accompanying notes to financial statements.

                                  MONEYZONE.COM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 2000

                                                                       DEFICIT
                                                          ADDITIONAL ACCUMULATED
                                      COMMON    STOCK      PAID IN      FROM
                                      SHARES    AMOUNT     CAPITAL    INCEPTION
                                     -------- ---------- ----------- -----------
Balance, April 4, 1989 (inception)         -  $       -  $        -  $        -

  Common stock issued for cash, March
   29, 1989 at $2.55 per share           881        132       2,118

  Common stock issued for cash, March
   29, 1989 at $5.27 per share         1,983        297      10,453

  Common stock issued for cash, April
   3, 1989 at $5.27 per share            461         69       2,431

  Common stock issued for cash, April
   7, 1989 at $2.55 per share            196         29         471

  Common stock issued for cash, April
   7, 1989 at $5.27 per share            277         42       1,458

  Common stock issued for cash,  May
   23, 1989 at $.92 per share            381         57         293

  Common stock issued for cash,  May
   23, 1989 at $1.70 per share           675        101       1,049

  Common stock issued for cash,  May
   31, 1989 at $.92 per share             43          7          33

  Net loss                                                                 (825)
                                     -------------------------------------------

Balances at December 31, 1989          4,897        734      18,306        (825)

  Net Loss                                                              (18,014)
                                     -------------------------------------------

Balances at December 31, 1990          4,897        734      18,306     (18,839)

  Net Loss                                                                  (59)
                                     -------------------------------------------

Balances at December 31, 1991          4,897        734      18,306     (18,898)

  Net Loss                                                                 (142)
                                     -------------------------------------------

Balances at December 31, 1992          4,897        734      18,306     (19,040)

  Net Loss                                                                    0
                                     -------------------------------------------

                See accompanying notes to financial statements.

                                  MONEYZONE.COM
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(CONTINUED)
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 2000


                                                                       DEFICIT
                                                          ADDITIONAL ACCUMULATED
                                      COMMON    STOCK      PAID IN      FROM
                                      SHARES    AMOUNT     CAPITAL    INCEPTION
                                     -------- ---------- ----------- -----------
Balances at December 31, 1993          4,897  $     734  $   18,306  $  (19,040)

   Common stock issued for out of
    pocket expenses incurred, valued at
    $.92 per share                     1,610        242       1,238           -

   Net loss                                                              (1,787)
                                     -------------------------------------------

Balances at December 31, 1994          6,507        976      19,544     (20,827)

   Net loss                                                             (12,773)
                                     -------------------------------------------

Balances at December 31, 1995          6,507        976      19,544     (33,600)

   Common stock issued for out of
    pocket expenses incurred, valued
    at  $9.20 per share                  268         40       2,425

   Common stock issued pursuant to an
    asset purchase agreement, valued at
    $2.60 per share                    2,601        390

   Recission of common stock issued
    pursuant to an asset purchase
    agreement, valued at $2.60
    per share                        ( 2,601)      (390)

   Common stock issues for out of
    pocket expenses and legal fees
    incurred, valued at $36.75
    per share                          4,004        601     146,566

   Net loss                                                            (233,902)
                                     -------------------------------------------

Balances at December 31, 1996         10,779      1,617     168,535    (267,502)

   Common stock issued for cash, May 8,
    1997 at $22.94 per share             109         16       2,484

   Related party forgiveness of debt                         53,343

   Net loss                                                            (134,352)
                                     -------------------------------------------

Balances at December 31, 1997         10,888      1,633     224,362    (401,854)

   Net loss                                                             (18,410)
                                     -------------------------------------------


                See accompanying notes to financial statements.

                                  MONEYZONE.COM
       STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)(CONTINUED)
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 2000


                                                                       DEFICIT
                                                          ADDITIONAL ACCUMULATED
                                      COMMON    STOCK      PAID IN      FROM
                                      SHARES    AMOUNT     CAPITAL    INCEPTION
                                     -------- ---------- ----------- -----------
Balances, December 31, 1998           10,888  $   1,633  $  224,362  $ (420,264)

   EBonlineinc.com, Inc. acquisition  25,778      3,867      (2,867)

   Related party forgiveness of debt                        205,898

   Issuance of common stock at $450
     per share, less offering
     costs of $654,893                 4,889        733   1,544,379

   Issuance of common stock in
     connection with acquisition of
     property at $750 per share           83         13      62,487

   Issuance of warrant for future
     consulting                                             353,334

   Net loss                                                            (304,693)
                                     -------------------------------------------

Balances, December 31, 1999           41,638      6,246   2,387,593    (724,957)
                                     -------------------------------------------

   Issuance of common stock
     in connection with debenture
     offering at $675 per share
     (Note 3)                            200         30     134,970

   Issuance of warrants at $232.50
     per warrant (Note 3)                                   387,500

   Issuance of common stock for
     services provided at $833.73
     per share                            15          2      12,504

   Issuance of common stock for
     services provided at $787.50
     per share                            20          3      15,747

   Net loss                                                          (4,984,699)
                                     -------------------------------------------

Balances, December 31, 2000           41,873  $   6,281  $2,938,314 $(5,709,656)
                                     ===========================================


                See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                    (NOTE 1)


                                                                  APRIL 4, 1989
                                      FOR THE YEARS ENDED        (INCEPTION) TO
                                          DECEMBER 31,            DECEMBER 31,
                                -------------------------------  --------------
                                     2000            1999             2000
                                --------------  ---------------  --------------
  Cash flows from operating activities
     Net loss                   $  (4,984,699)  $     (304,693)  $  (5,709,656)

     Adjustments to reconcile net
       loss to net cash used in
       operating activities:
         Loss from disposal
           of business                531,771                -         531,771
         Accretion of interest
           and financing costs      1,022,500                -       1,022,500
         Write-down to market
           of trading securities            -           27,398          27,398
         Depreciation and
           amortization                66,666            2,778          69,444
         Loss on sale of
           marketable securities      602,891                -         602,891
         Capital contributed by
           shareholder for legal
           fees                             -                -          53,343
         Common stock issued for
           costs advanced and
           services                    28,256                -         179,368

     Changes in operating assets
       and liabilities
         Prepaid expenses and other   318,334                -         318,334
         Accounts payable             152,440           41,755         196,775
         Accrued liabilities          (13,050)               -         (13,050)
         Accrued interest              50,000                -          68,741
                                --------------  ---------------  --------------
         Net cash used in
           operating activities    (2,224,891)        (232,762)     (2,652,141)
                                --------------  ---------------  --------------

  Cash flows from investing activities
    Purchase of property
      and equipment                  (280,767)         (55,550)       (336,317)
    Proceeds from sale of
      property and equipment           35,000                -          35,000
    Purchase of marketable
      securities                   (1,000,035)        (297,398)     (1,297,433)
    Proceeds from sale of
      marketable securities           667,144                -         667,144
    Net cash acquired on
      acquisition of
      EBonlineinc.com, Inc.                 -            1,000           1,000
                                --------------  ---------------  --------------
         Net cash used in
           investing activities      (578,658)        (351,948)       (930,606)
                                --------------  ---------------  --------------
  Cash flows from financing activities
    Proceeds from issuance of
      convertible debenture         1,977,500                -       1,977,500
    Proceeds from issuance of
      warrants and common
      stock, net                      522,500        1,545,112       2,089,152
    Proceeds from notes payable             -                -         159,372
    Advances (to)/from
      stockholders                   (600,000)          13,195        (572,215)
                                --------------  ---------------  --------------
         Net cash provided
           by financing
           activities               1,900,000        1,558,307       3,653,809
                                --------------  ---------------  --------------
  Net increase (decrease)
    in cash                          (903,549)         973,597          71,062
  Cash and cash equivalents,
    beginning of period               974,611            1,014               -
                                --------------  ---------------  --------------
  Cash and cash equivalents,
    end of period               $      71,062   $      974,611   $      71,062
                                ==============  ===============  ==============


                See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                    (NOTE 1)

                                                                  APRIL 4, 1989
                                      FOR THE YEARS ENDED        (INCEPTION) TO
                                          DECEMBER 31,            DECEMBER 31,
                                -------------------------------  --------------
                                     2000            1999             2000
                                --------------  ---------------  --------------
  Supplemental disclosure of
    cash flow information

     Common stock issued
       for property            $            -   $       62,500   $      62,500
                               ===============  ===============  ==============
     Common stock issued
       for services            $       28,256   $      353,334   $     381,590
                               ===============  ===============  ==============
     Forgiveness of debt       $            -   $      205,898   $     205,898
                               ===============  ===============  ==============


  The Company purchased all of
    the common stock of
    EBonline.com, Inc. for
    stock.  In connection with
    the acquisition, the fair
    value of net assets
    acquired was as follows:

      Fair value of assets                      $       15,681
      Liabilities assumed                              (14,681)
                                                ---------------

      Common stock issued                       $        1,000
                                                ===============


                See accompanying notes to financial statements.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION, BUSINESS, AND CONSOLIDATION

     The financial statements presented are those of MoneyZone.com, a Nevada corporation and a development stage company (the "Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada under the name Chelsea Atwater, Inc., later changing its name to CERX Entertainment Corporation and subsequently to CERX Entertainment Corporation, CERX Venture Corporation and, on July 8, 1999, in connection with the merger of EBonlineinc.com, Inc., a Delaware corporation, with the Company, to EBonlineinc.com. Upon consummation of the merger, EBonlineinc.com, Inc. ceased to exist and the Company was the sole surviving entity. On December 16, 1999, the Board of Directors approved the Company changing its name to MoneyZone.com.

     The Company's activities to date have been directed toward raising capital, developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities.

     The Company has suffered significant losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. In December 2000, the Board of Directors approved the discontinuance of operations of its online internet related corporate finance activities. Subsequently, the Company began exploring strategic alternatives, including a sale, merger or liquidation.

Note 2.  Summary of Significant Accounting Policies

   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable.

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

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      MARKETABLE SECURITIES

     The Company classifies its marketable securities as available for sale. Available for sale securities are carried at fair market value, with unrealized gains and losses reported as a separate component of shareholders' equity. During the year ending December 31, 2000, the Company sold securities with a cost (determined on a specific identification basis) of $1,270,035 for $667,144 resulting in realized losses of $602,891.

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

      CASH AND CASH EQUIVALENTS

     For purposes of the financial statements, the Company considers all demand deposits held in banks and certain highly liquid investments with maturities of 90 days or less other than those held for sale in the ordinary course of business to be cash equivalents.

      RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

NOTE 3.  SHAREHOLDERS' EQUITY (DEFICIT) AND RELATED PARTY TRANSACTIONS

      COMMON STOCK

     In 1989, the Company sold 4,897 shares of common stock to fifteen persons for the aggregate sum of $19,040. Of these shares 1,752 common shares were sold to officers and directors of the Company for $3,900.

     On September 21, 1994, the Company issued 1,610 shares of common stock to John D. Brasher Jr., the Company's principal shareholder and president for out of pocket expenses paid on behalf of the Company. These shares were valued at $.92 per share or $1,480.

     On December 31, 1996, the Company issued 4,004 shares of common stock to John D. Brasher Jr., for Company expenses, advances, and legal services provided by Brasher & Company. These shares were valued at $36.75 per share or $147,167.

     On May 8, 1997, the Company sold 109 shares of common stock to a corporation for cash of $2,500.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS (CONTINUED)

     On October 1, 1999 the Company sold 4,889 common shares pursuant to a private placement offering at $450 per share. Costs of the offering were $654,893, leaving net proceeds to the Company of $1,545,112. In connection with this offering, warrants to purchase 489 shares of the Company's common stock at $450 per share were issued to the private placement agent. These warrants will expire five years from the date of issuance.

     On December 15, 1999 the Company issued warrants to purchase 1,178 shares of the Company's common stock at $450 per share under a one year consulting agreement. The warrants will expire on December 31, 2002.

     On September 17, 2000 the Company entered into a debenture financing agreement with Cortlandt Investors, LLC, whereby an amount of $2,500,000 was advanced to the Company in the form of convertible debentures. The debentures paid an accrued interest rate of 6% and were due and payable on September 15, 2002. The debenture may be converted into shares of the Company's common stock at a conversion price equal to the lesser of (i) $4.00 per share or (ii) 80% of the average of the lowest three closing bid prices for the Company's common stock during the preceding 30 trading days. The Company may elect to prepay the debenture at any time prior to January 15, 2001 for an amount equal to 120% of the outstanding principal amount. As part of the agreement, the Company also was required to issue 200 shares of common stock (valued at the current market price) and warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $600 per share (valued using the Black-Scholes option pricing model). The warrants expire on September 15, 2005.

     As additional collateral to the September 2000 issuance of convertible debentures, Global Capital Partners, Inc. (GCAP), at the time a 31% shareholder of MoneyZone.com, provided to Cortlandt Investors, LLC, a right to exhange the MoneyZone.com debenture for a convertible debenture, at 120% of the outstanding amount or $3,000,000, between January 2001 and March 2001. On January 16, 2001, Cortlandt Investors, LLC notified the companies of their intent to exchange the MoneyZone.com debentures and warrants for the GCAP debentures and warrants. As a result, GCAP assumed the Company's liability with respect to the debenture in the amount of $3,000,000.

     On March 7, 2001, the Company entered into an agreement with GCAP to convert the outstanding principal and interest balance on its convertible debenture, net of its receivable from GCAP of $600,000 into shares of the Company's common stock based on the terms of the debenture as described above. This conversion would have entitled GCAP to convert into 65,908 shares of common stock. However, GCAP agreed to forego the receipt of 9,581 common shares in return for certain assets of the Company including domain names, logos and designs and furniture and equipment. As a result of this transaction, GCAP became a 69% shareholder of the Company (See Note 8).

NOTE 4.  MERGER

     On June 28, 1999, the Company, the Company's then majority stockholder and EBonlineinc.com, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger providing for the merger of EBonlineinc.com, Inc. with and into the Company. On July 15, 1999, the Company filed the Articles of Merger and the Certificate of Merger with the Secretaries of State of the states of Nevada and Delaware, respectively, consummating the merger. Immediately prior to the merger, the Company changed its name from Cerx Venture Corporation to EBonlineinc.com, effected a reverse stock split of its issued and outstanding shares of common stock on a three-and-one-half-for-ten (3.5:10) basis, and cancelled 785 shares of Registrant Common Stock. The Company is continuing as the sole surviving corporation and the separate existence of EBonlineinc.com, Inc. ceased effective as of July 15, 1999. The merger was valued at $1,000, the fair market value of the assets of the non-surviving company. Immediately prior to the consummation of the merger there were 10,888 outstanding shares of the Company's common stock and immediately thereafter there were 36,666 outstanding shares of the Company's common stock.

                                  MONEYZONE.COM
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.  COMMITMENTS

     The Company entered into a lease agreement beginning in January 2000 for office space in Charlotte, North Carolina. Minimum future rentals under this non-cancelable lease are as follows:

                  Year              Amount

                  2001           $   81,600
                  2002               47,600
                                 -----------

                  Total           $ 129,200
                                 -----------

     Because the Company vacated this office space due to discontinuing operations, it has accrued and recorded the liability for all future lease commitments as of December 31, 2000.

NOTE 6.  STOCK OPTIONS

   2000 COMPENSATORY STOCK OPTION PLAN

     In 2000, the Company adopted a stock option plan. The purpose of the Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company's future performance through awards of stock option bonuses. The price per share of common stock is generally 100% of the value of a minority non-marketable share of common stock as determined on the valuation date preceding the date of the grant. Each option may be exercised during a period of ten years from the date of the grant. Vesting is generally over a period of five years. The following table describes information relating to the equity stock option plan activity for the year ending December 31, 2000.

                                      INCENTIVE PLAN           EXERCISE
                                       STOCK OPTION              PRICE
                                      --------------           --------

         Number of Options Granted        269,000                $450
         Number of Options Forfeited     (269,000)

     In December 2000, business operations of the Company had been reduced to a minimum operating level in contemplation of a sale or merger. As of December 31, 2000, only two employees remained. No employees exercised any options of the Company and all issued options of the Company were either forfeited or returned to the Company.

NOTE 7.  INCOME TAXES

     The Company has an unused net operating loss carryforward of approximately $5,282,000, expiring in various periods through 2016. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses is limited each year to offset future taxable income, if any, due to the change in ownership of MoneyZone.com's outstanding common stock. This net operating loss carryforward may result in future income tax benefits of approximately $2,039,908; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                  MONEYZONE.COM
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7.  INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                           2000              1999
                                     ---------------   ---------------

         Deferred tax liabilities    $            -    $            -
                                     ---------------   ---------------

         Deferred tax assets:
              Net operating loss
                carryforward              2,039,908           100,980
              Valuation allowance        (2,039,908)         (100,980)
                                     ---------------   ---------------

                                     $            -    $            -
                                     ===============   ===============

     The valuation allowance for deferred tax assets increased by $1,938,928 and $100,980 during 2000 and 1999, respectively.

NOTE 8.  EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

     On March 7, 2001,  the Company  agreed with Global  Capital  Partners' Inc.
(GCAP) to convert the outstanding principal and interest balance, net of its receivable from GCAP, into 56,327 shares of the Company's common stock (also see
Note 3).

     On March 20, 2001, the Company announced a 1 to 150 reverse stock split whereby each 150 shares of the Company's outstanding common stock will be exchanged for one newly issued share. The split will be effective as of March 30, 2001. Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEMS 9-12 (INCLUSIVE)

     The information required by Items 9, 10, 11 and 12 will appear in the proxy statement for our annual meeting of stockholders for the year ended December 31, 2000, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and which is incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instructions E(3) of Form 10-KSB (other than those portions not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934). In addition, the information set forth below is only a portion of the information required by Item 9.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the names and ages for the members of our Board of Directors, our executive officers, and the positions held by each of them:

NAME                                AGE                       POSITION
---------------------              ------             --------------------------

Martin A. Sumichrast                 35                   Chairman, Director

Randall F. Greene                    51               President, Chief Executive
                                                        Officer and Director

Craig B. Kendall                     44                Chief Financial Officer


MARTIN A. SUMICHRAST, the Chairman of the Board, has served as Chairman of the Board, Chief Executive Officer and President of Global Capital Partners, Inc. since December 1998, Vice Chairman since March 1997, and a Director since its inception in 1993. Mr. Sumichrast is a founder of Global Capital Partners, Inc. and was formerly Executive Vice President and Chief Financial Officer.


RANDALL F. GREENE, the President, Chief Executive Officer and Director, joined MoneyZone.com in December 1999, from Premier Chemical Products, Inc., which he founded in 1995 and of which he was the President and CEO. Prior to founding
Premier Chemical Products, Mr. Greene was the Chairman and CEO of Blevins Concession Supply Co. from 1988 to 1995. From 1977 to 1986, Mr. Greene was the President and CEO of Coastland Corp. of Florida (NASDAQ: CLFL), an investment firm.


CRAIG B. KENDALL, The Chief Financial Officer, joined MoneyZone.com in June 1999. From June 1995 to June 1999, he had been the President of Kendall & Company, an accounting services firm. From June 1989 to June 1995, he was the Chief Financial Officer for RENEX Corporation, a computer data communication software development and manufacturing firm. He is a licensed Certified Public Accountant in the states of Maryland and Virginia.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

             See Index to Exhibits on pages 28 & 29 of this report.

     B. MoneyZone.com filed one report on Form 8-K during the quarter ended December 31, 2000, incorporated by reference to the Current Report on Form 8-K dated December 1, 2000 (File No. 000-25022).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MONEYZONE.COM

--------------------------------------------------------------------------------
                                  (Registrant)

By:                         /s/ Martin A. Sumichrast
--------------------------------------------------------------------------------
                        (Martin A. Sumichrast, Chairman)


Date:                            March 30, 2001
--------------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:                         /s/ Martin A. Sumichrast
--------------------------------------------------------------------------------
                  (Martin A. Sumichrast, Chairman and Director)

Date:                            March 30, 2001
--------------------------------------------------------------------------------


By:                          /s/ Randall F. Greene
--------------------------------------------------------------------------------
      (Randall F. Greene, President, Chief Executive Officer, and Director)

Date:                             March 30, 2001
--------------------------------------------------------------------------------


By:                           /s/ Craig B. Kendall
--------------------------------------------------------------------------------
                  (Craig B. Kendall, Chief Financial Officer*)

Date:                             March 30, 2001
--------------------------------------------------------------------------------


















* Craig B. Kendall is our principal financial and accounting officer.

                                INDEX TO EXHIBITS

  EXHIBIT NO.                      DESCRIPTION
  -----------                -----------------------

     (2.1) Agreement and Plan of Merger, dated as of June 28, 1999, by and among the Registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of July 15, 1999.

     (2.2) Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 28, 1999, by and among the Registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of July 15, 1999.

     (2.3) Letter Agreement between MoneyZone.com and Global Capital Partners Inc. dated as of March 7, 2001, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of March 7, 2001.

     (3.1)     Certificate  of  Incorporation,   dated  as  of  April  4,  1989,
               incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

     (3.2) Certificate of Amendment to Certificate of Incorporation, dated as of November 8, 1990, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

     (3.3) Certificate of Amendment to Certificate of Incorporation, dated as of October 26, 1994, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

     (3.4) Certificate of Increase in Number of Authorized Shares of Common Stock, dated as of July 8, 1996, amending the Certificate of Incorporation, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

     (3.5) Certificate of Amendment to Certificate of Incorporation, dated as of March 12, 1997, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

     (3.6) Certificate of Amendment to Certificate of Incorporation, dated as of March 20, 1998, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

     (3.7) Certificate of Amendment to Certificate of Incorporation, dated as of March 31, 1998, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

     (3.8) Certificate of Amendment to Certificate of Incorporation, dated as of July 8, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

     (3.9) Certificate of Amendment to Certificate of Incorporation, dated as of July 22, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

    (3.10) Certificate of Amendment to Certificate of Incorporation, dated as of December 17, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

    (3.11)     By-Laws  of   MoneyZone.com,   incorporated   by   reference   to
               Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

     (4.1) Form of Registration Rights Agreement, dated as of October 1, 1999, by and among EBonlineinc.com, and each of the investors listed on Exhibit A thereto, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

     (4.2) Convertible Debenture Purchase and Exchange Agreement dated as of September 15, 2000, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

     (4.3)     6%  Convertible  and  Exchangeable  Debenture,   incorporated  by
               reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

     (4.4) Common Stock Purchase Warrant, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.


     (4.5) Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

    (10.1) Agreement to Sublease, dated as of February 1, 2000, between MoneyZone.com and Fidelity Mortgage, Inc., incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

    (10.2)     Consent  to  Sublease,  dated as of February  11,  2000,  by  and among MoneyZone.com, Fidelity Mortgage, Inc. and Highwoods/Forsyth Limited Partnership, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

     (16) Letter of former accountant, Stephen M. Siedow, P.C., dated as of November 10, 1999, incorporated by reference to our amended Current Report of Form 8-K/A (File No. 000-25022), dated as of November 12, 1999.

    (21.1)     * Subsidiaries of MoneyZone.com

     (22) Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of March 20, 2000.



-------------------------------------------
*    Filed Herewith

                                                                    EXHIBIT 21.1

                          SUBSIDIARIES OF MONEYZONE.COM


                                                       Jurisdiction of
             Company                                    Incorporation
             -----------------------                  -----------------
             MoneyZone Capital Corp.                       Delaware