Form 10KSB/A
period 2000-12-31
MONEYZONE COM
filed 2001-04-27
CIK 932127

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                   -----------
    This amended report is being filed to substitute the information required in Items 9, 10, 11, and 12 of Part III contained in the registrant's
                      Form 10-KSB filed on April 26, 2001.

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____ to ______


                         Commission file number 0-25022

                                  MoneyZone.com
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                     72-1148906
     -------------------------------                  -------------------
     (State Or Other Jurisdiction Of                   (I.R.S. Employer
      Incorporation Or Organization)                  Identification No.)


6000 Fairview Road Suite 1410 Charlotte, North Carolina          28210
-------------------------------------------------------        ----------
     (Address Of Principal Executive Offices)                  (Zip Code)

                                 (704) 522-1410
      ---------------------------------------------------------------------
      (Issuer's Telephone Number, Including Area Code)Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                                     Name of Each Exchange
          Title of Each Class                         On Which Registered
---------------------------------------       ---------------------------------
Common Stock, par value $.001 per share       The common stock is quoted on the
                                               Over-the-Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $69,743

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on March 28, 2001 was approximately $764,502.

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 28, 2001 was 15,000,000.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Part III of this report incorporates by reference information from the issuer's proxy statement to be filed by the issuer in connection with its annual meeting of stockholders to be held on May 23, 2001.

================================================================================

                                    PART III


ITEMS 9  EXECUTIVE OFFICERS AND DIRECTORS


The following table sets forth the names and ages for the members of our Board of Directors, our executive officers, and the position with us held by each of them:


NAME                            AGE              POSITION

Martin A. Sumichrast            35               Chairman, Director
Randall F. Greene               51               President, Chief Executive
                                                   Officer and Director
Craig Kendall                   44               Chief Financial Officer

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

ITEM 10. EXECUTIVE COMPENSATION


         The following Summary Compensation Table sets forth the compensation for the named executive officers of MoneyZone.com for the fiscal years ended December 31, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                             Long Term Compensation
                                                                        ----------------------------------------------------------
                                         Annual Compensation                          Awards                        Payouts
                              ----------------------------------------  ----------------------------------------------------------

             (a)                (b)      (c)       (d)        (e)             (f)              (g)          (h)            (i)

                                                                                           Securities
Name and Principal                                        Other Annual     Restricted      Underlying       LTIP        All Other
Position                       Year    Salary     Bonus   Compensation  Stock Awards($)  Options/SARs(#)   Payouts    Compensation
--------------------------     ----    ------     -----   ------------  ---------------  ---------------   -------    ------------

Randall F. Greene(1)           2000  $130,000      --          --              --              --             --            --
   President and Chief         1999      --        --          --              --              --             --            --
   Executive Officer           1998      --        --          --              --              --             --            --

Martin A. Sumichrast (2)       2000      --        --          --              --              --             --            --
   Chairman                    1999      --        --          --              --              --             --            --
                               1998      --        --          --              --              --             --            --

John D. Brasher Jr.(3)         2000      --        --          --              --              --             --            --
   Former President and        1999      --        --          --              --              --             --            --
   Chief Executive Officer     1998      --        --          --              --              --             --            --

------------------

(1) Randall F. Greene became President and Chief Executive Officer of MoneyZone.com on January 1, 2000.

(2) Mr. Sumichrast became President effective July 12, 1999 upon the consummation of the merger with EBonlineinc.com, Inc., a Delaware corporation, and resigned as such on January 1, 2000.

(3) Mr. Brasher resigned in all of his capacities with MoneyZone.com effective July 12, 1999 upon the consummation of the merger with EBonlineinc.com, Inc.

         EMPLOYMENT AGREEMENTS

         Effective as of January 1, 2000, we entered into an employment agreement with Randall F. Greene which will expire on December 31, 2001. The annual salary for Mr. Greene was initially fixed at $130,000, with any increases in salary during the term of the agreement to be determined by our Board. As an inducement for entering into the employment agreement, we agreed to grant Mr. Greene 150,000 shares of our Common Stock and 250,000 stock options exercisable at $3.00 per share, vesting 125,000 shares on December 31,2000, and 125,000 shares on December 31, 2001.

         Pursuant to the employment agreement, employment may be terminated by us with cause or by Mr. Greene with or without good reason. Termination by us without cause or by the executive with good reason would subject us to liability for liquidated damages in an amount equal to Mr. Greene's current salary as of the date of termination and a pro rata portion of his prior year's bonus for the remaining term of the agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment.

         Mr. Greene voluntarily forfeited his stock options effective December 31, 2000, in exchange for an additional 150,000 share grant of Common Stock. Giving effect to the 150-1 reverse stock split, Mr. Greene received a total of 2000 shares of our Common Stock on February 28, 2001.

         OPTION/SAR GRANTS

         There were no grants to any of the named executive officers or directors of options, stock appreciation rights or similar instruments during the fiscal year ended December 31, 2000.

         OPTION/SAR EXERCISES

         There was no exercise by any of the named executive officers or directors of options, stock appreciation rights or similar instruments during the fiscal year ended December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth the number of shares of our common stock owned as of April 23, 2001 by (i) each person who is known by MoneyZone.com to own beneficially more than five percent of MoneyZone.com's common stock; (ii) each of MoneyZone.com's officers and directors; and (iii) all officers and directors as a group. Except as otherwise noted, the persons named in the table below do not own any other capital stock of MoneyZone.com and have sole voting and investment power with respect to all shares beneficially owned by them.

                                                                                                   Percentage of
       Name and Address (1)            Position with MoneyZone.com          Number of Shares          Shares
  -------------------------------  -------------------------------------  ----------------------  ----------------
  Martin A. Sumichrast (2)         Chairman of the Board and Director             69,725               1.14%

  Randall F. Greene                President and Chief Executive
                                   Officer                                          2000                  *

  Craig Kendall                    Chief Financial Officer                           106                  *


                                                                                                   Percentage of
       Name and Address (1)            Position with MoneyZone.com          Number of Shares          Shares
  -------------------------------  -------------------------------------  ----------------------  ----------------

  Global Capital Partners, Inc.                                                   69,725               1.14%

  All Officers and Directors as
  a Group (3 persons)

----------------------

*        Less than 1 percent

(1) Except as otherwise noted, c/o MoneyZone.com, 6000 Fairview Rd., Suite 1410, Charlotte, North Carolina 28210.

(2) Includes 69,659 shares owned by Global Capital Partners, Inc., of which, Mr. Sumichrast is the Chairman, Chief Executive Officer and President and 66 shares owned by an individual and as to which Mr. Sumichrast has power to vote or direct the vote and dispose or direct the disposition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MONEYZONE.COM
                                            (Registrant)

                                            By: /s/ MARTIN A. SUMICHRAST
                                                --------------------------------
                                                Martin A. Sumichrast, Chairman


Date:  April 26, 2001


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ MARTIN A. SUMICHRAST
    -------------------------------------------
    Martin A. Sumichrast, Chairman and Director

Date:  April 26, 2001


By: /s/ RANDALL F. GREENE
    -------------------------------------------
    Randall F. Greene, President, Chief Executive
    Officer, and Director

Date:  April 26, 2001


By: /s/ CRAIG KENDALL
    -------------------------------------------
    Craig Kendall, Chief Financial Officer*

Date:  April 26, 2001



* Craig Kendall is our principal financial and accounting officer.