Form 10QSB
period 2001-03-31
MONEYZONE COM
filed 2001-05-21
CIK 932127

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

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             -----------------------

                         Commission file number 0-25022

                                  MONEYZONE.COM

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

                                 (704) 522-1410
              (Registrant's telephone number, including area code)

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

The total number of shares of the registrant's Common Stock, $.15 par value, outstanding on May 17, 2001, was 100,000.

===============================================================================

                                  MoneyZone.com


                                                                            Page

PART I -- FINANCIAL INFORMATION
    Item 1. Financial Statements
       Historical Financial Statements

           Balance Sheet as of March 31, 2001..............................   2
           Statements of Operations for the Three Months
                Ended March 31, 2001 and 2000..............................   3
           Statements of Cash Flows for the Three Months
                Ended March 31, 2001 and 2000..............................   4
           Notes to Financial Statements...................................   6
    Item 2. Management's Discussion and Analysis or Plan of Operation .....   9

PART II -- OTHER INFORMATION
    Item 1. Legal Proceedings..............................................  11
    Item 2. Changes in Securities and Use of Proceeds......................  11
    Item 3. Defaults Upon Senior Securities................................  11
    Item 4. Submission of Matters to a Vote of Security Holders............  11
    Item 5. Other Information..............................................  11
    Item 6. Exhibits and Reports on Form 8-K ..............................  12
    Signature .............................................................  13


                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MONEYZONE.COM

                          (A Development Stage Company)

                                  Balance Sheet


                                                                            March 31,
                                                                              2001
                                                                       -------------------
                                                                           (Unaudited)
ASSETS
     Current Assets
        Cash                                                            $           2,548
        Related party receivable                                                        -
        Prepaid expenses and other                                                      -
                                                                       -------------------

            Total current assets                                                    2,548

     Property & equipment, net of accumulated
        depreciation of $0 and $0                                                  14,000
                                                                       -------------------

               Total Assets                                             $          16,548
                                                                       ===================

LIABILITIES AND SHAREHOLDERS' DEFICIT
     Current Liabilities
        Accounts payable                                                $         217,397
        Accrued liabilities from discontinued operations                          150,773
        Accrued interest                                                                -
        Convertible debenture                                                           -
                                                                       -------------------

            Total liabilities                                                     368,170
                                                                       -------------------

     Shareholders' deficit
        Common stock; $.15 par value;  authorized 50,000,000
            shares; 100,000 and 41,873 shares issued and
            outstanding at March 31, 2001                                          15,000
        Additional paid in capital                                              5,401,155
        Deficit accumulated during developmental stage                         (5,767,777)
                                                                       -------------------

                                                                                 (351,622)

                                                                       -------------------

                                                                        $          16,548
                                                                       ===================




                 See accompanying notes to financial statements.

                                  MONEYZONE.COM

                          (A Development Stage Company)

                            Statements of Operations


                                                                                                     April 4, 1989
                                                             For the Three Months                   (inception) to
                                                                Ended March 31,                        March 31,
                                                  -------------------------------------------
                                                         2001                    2000                    2001
                                                  -------------------     -------------------     -------------------
                                                     (Unaudited)             (Unaudited)             (Unaudited)
     Service income                                $               -      $                -      $           70,453
     Interest income                                               -                       -                  36,352
                                                  -------------------     -------------------     -------------------

        Total income                                               -                       -                 106,805
                                                  -------------------     -------------------     -------------------

     Costs and expenses
        Costs related to attempted
            business acquisitions                                  -                       -                 192,020
        Web site and related costs                                 -                  45,101                 795,640
        Sales and marketing costs                                                          -                 616,203
        General and administrative                            36,561                 363,060               1,454,485
        Interest and financing costs                          21,560                       -               1,112,917
        Consulting fees                                                                    -                 502,191
        Loss on sale of marketable securities                                              -                 602,891
        Offering costs                                             -                       -                  66,464
                                                  -------------------     -------------------     -------------------

            Total liabilities                                 58,121                 408,161               5,342,811
                                                  -------------------     -------------------     -------------------

        Loss prior to disposal of business                   (58,121)               (408,161)             (5,236,006)

        Loss from disposal of business
            including provision of $115,398
            for operating losses during the
            phase-out period                                       -                       -                (531,771)
                                                  -------------------     -------------------     -------------------

        Net loss                                   $         (58,121)     $         (408,161)     $       (5,767,777)
                                                  ===================     ===================     ===================

        Basic and diluted net loss
            per common share                       $           (0.94)     $            (9.80)
                                                  ===================     ===================

        Weighted average common

            shares outstanding                                61,895                  41,638
                                                  ===================     ===================




                 See accompanying notes to financial statements.

                                  MONEYZONE.COM

                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                     For the Three Months
                                                                                        Ended March 31,

                                                                          -------------------------------------------
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                                                                              (Unaudited)             (Unaudited)

     Cash flows from operating activities
        Net loss                                                          $          (58,121)     $         (408,161)

        Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities
               Interest expense                                                       21,560                       -

        Changes in operating assets and liabilities
            Deposits                                                                       -                (130,000)
            Accounts payable                                                          20,622                       -
            Accrued liabilities                                                      (87,575)                      -
                                                                          -------------------     -------------------

               Net cash used in operating activities                                (103,514)               (538,161)
                                                                          -------------------     -------------------

        Cash flows from investing activities
            Sale of property and equipment                                            35,000                       -
            Purchase of property and equipment                                             -                 (19,737)
                                                                          -------------------     -------------------

               Net cash used in investing activities                                  35,000                 (19,737)
                                                                          -------------------     -------------------

               Net decrease in cash                                                  (68,514)               (557,898)

        Cash and cash equivalents, beginning of period                                71,062                 974,611
                                                                          -------------------     -------------------

        Cash and cash equivalents, end of period                          $            2,548      $          416,713
                                                                          ===================     ===================



                 See accompanying notes to financial statements.

                                  MONEYZONE.COM

                          (A Development Stage Company)

                      Statements of Cash Flows (continued)


                                                                                     For the Three Months
                                                                                        Ended March 31,

                                                                          -------------------------------------------
                                                                                 2001                    2000
                                                                          -------------------     -------------------
                                                                              (Unaudited)             (Unaudited)

     Supplemental Information
        Common stock issued under terms of
            convertible debt, 56,327 shares issued                        $        2,471,560      $                -
                                                                          ===================     ===================


                 See accompanying notes to financial statements.

                                  MONEYZONE.COM

                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (UNAUDITED)

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

NOTE 2.       INTERIM REPORTING

     The financial statements of MoneyZone.com for the quarterly period ended March 31, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

     The notes accompanying the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                  MONEYZONE.COM

                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

                                   (UNAUDITED)

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   STOCK SPLIT

     On March 30, 2001, the Company effected a 150 for 1 reverse split of the Company's common stock and decreased the number of authorized shares from 50,000,000 to 333,333. The increase in the number of authorized shares is subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended.

   RECLASSIFICATIONS

     Certain amounts in prior periods have been reclassified to conform to the current presentation.

                                  MONEYZONE.COM

                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

                                   (UNAUDITED)

NOTE 4.       SUBSEQUENT EVENTS

     On April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation ("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge into Sutton Online whereby Sutton Online will be the surviving corporation (the "Merger").

     The Merger is subject to certain conditions including, but not limited to, the approval of the stockholders of the Company and compliance with the Securities and Exchanges Act of 1934. The Company intends to file an Information Statement pursuant to Section 14 (c) of the Securities Act of 1934 relating to, among other things, the Merger.

     The Merger provides that each outstanding share of common stock of Sutton Online, par value $.025 per share ("Sutton Online Common Stock") will be converted into one share of our common stock, $.15 par value per share. Each outstanding warrant to purchase Sutton Online Common Stock will be converted into a warrant exercisable into the same number of shares of our common stock at the same exercise price.

     The foregoing description of the transactions contemplated by the Plan of Merger is a summary only and is qualified in its entirety by reference to the complete copy of the Plan of Merger attached as an exhibit to our Form 8-K dated April 9, 2001, filed on April 12, 2001.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


   GENERAL OVERVIEW

     On March 7, 2001, we entered into an Agreement ("Agreement") with Global Capital Partners Inc. CAP regarding the conversion of the MoneyZone Convertible Debenture and the acquisition of certain of our assets by Global Capital Partners Inc.

     Under the terms of the MoneyZone Convertible Debenture, Global Capital Partners Inc. was entitled to receive 9,886,236 shares (pre-reverse split) of our common stock. Under the terms of the Agreement, Global Capital Partners, Inc. converted the Debenture into 8,448,990 shares (pre-reverse split) of our common stock.

     On March 30, 2001, we (i) effected a reverse stock split (the "Reverse Stock Split") of our outstanding common stock, par value $.001 per share, effective at 5:00 p.m. on that date, by issuing one newly issued share of common stock for each 150 shares of the Company's presently issued and outstanding common stock; and (ii) after effecting the Reverse Stock Split, the number of authorized shares decreased from 50,000,000 shares to 333,333 shares.

     On April 9, 2001, we entered into an Agreement (the "Revised Agreement") with Global Capital Partners Inc. which superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture, Global Capital Partners Inc. was entitled to receive 9,886,236 shares of our stock. Under the terms of the Revised Agreement, we agreed to issue Global Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred Stock. Under the terms of the Revised Agreement, we are no longer transferring all of our assets to Global Capital Partners Inc.

     Also, on April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation ("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will merge into Sutton Online whereby Sutton Online will be the surviving corporation (the "Merger").

     The Merger is subject to certain conditions including, but not limited to, the approval of the stockholders of the Company and compliance with the Securities and Exchanges Act of 1934. The Company intends to file an Information Statement pursuant to Section 14 (c) of the Securities Act of 1934 relating to, among other things, the Merger.

     The Merger provides that each outstanding share of common stock of Sutton Online, par value $.025 per share ("Sutton Online Common Stock") will be converted into one share of our common stock, $.15 par value per share. Each outstanding warrant to purchase Sutton Online Common Stock will be converted into a warrant exercisable into the same number of shares of our common stock at the same exercise price.

     The foregoing description of the transactions contemplated by the Plan of Merger is a summary only and is qualified in its entirety by reference to the complete copy of the Plan of Merger attached as an exhibit to our Form 8-K dated April 9, 2001, filed on April 12, 2001.

   LIQUIDITY AND CAPITAL RESOURCES

     MoneyZone.com had $2,548 in cash at March 31, 2001, and had accounts payable in the amount of $217,397.

   RESULTS OF OPERATIONS

     During the three months ended March 31, 2001, we had no revenues and incurred a net loss from operations of $58,121. Expenses for this quarter are related primarily to general and administrative expenses and interest expense through the date of conversion on our convertible debenture.

     During the three months ended March 31, 2000, we had no revenues, and a net loss from operations of $408,161. Expenses for this year are related primarily to the development of the proprietary website, to accounting fees, and to costs relating to the Company's SEC filings.

   NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. This statement has had no significant impact on us.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

                                      None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 16, 2001, the holder of the MoneyZone.com Convertible Debenture Purchase and Exchange Agreement ("MoneyZone Convertible Debenture") surrendered it to Global Capital Partners Inc. in exchange for a 5% Convertible Debenture issued by Global Capital Partners Inc. On March 7, 2001, we entered into an Agreement ("Agreement") with GCAP regarding the conversion of the MoneyZone Convertible Debenture and the acquisition of certain of our assets by Global Capital Partners Inc.

     Under the terms of the MoneyZone Convertible Debenture, Global Capital Partners Inc. was entitled to receive 9,886,236 shares (pre-reverse split) of our common stock. Under the terms of the Agreement, Global Capital Partners, Inc. converted the Debenture into 8,448,990 shares (pre-reverse split) of our common stock.

     On March 30, 2001, we (i) effected a reverse stock split (the "Reverse Stock Split") of our outstanding common stock, par value $.001 per share, effective at 5:00 p.m. on that date, by issuing one newly issued share of common stock for each 150 shares of the Company's presently issued and outstanding common stock; and (ii) after effecting the Reverse Stock Split, the number of authorized shares decreased from 50,000,000 shares to 333,333 shares.

     On April 9, 2001, we entered into an Agreement (the "Revised Agreement") with Global Capital Partners Inc. which superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture, Global Capital Partners Inc. was entitled to receive 9,886,236 shares of our stock. Under the terms of the Revised Agreement, we agreed to issue Global Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred Stock. Under the terms of the Revised Agreement, we are no longer transferring all of our assets to Global Capital Partners Inc.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

                                      None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

ITEM 5.       OTHER INFORMATION

     On April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation ("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")(the "Merger Agreement"). Pursuant to the Merger Agreement,

Merger Sub will merge into Sutton Online whereby Sutton Online will be the surviving corporation (the "Merger").

     The Merger is subject to certain conditions including, but not limited to, the approval of the stockholders of the Company and compliance with the Securities and Exchanges Act of 1934. The Company intends to file an Information Statement pursuant to Section 14 (c) of the Securities Act of 1934 relating to, among other things, the Merger.

     The Merger provides that each outstanding share of common stock of Sutton Online, par value $.025 per share ("Sutton Online Common Stock") will be converted into one share of our common stock, $.15 par value per share. Each outstanding warrant to purchase Sutton Online Common Stock will be converted into a warrant exercisable into the same number of shares of our common stock at the same exercise price.

     The foregoing description of the transactions contemplated by the Plan of Merger is a summary only and is qualified in its entirety by reference to the complete copy of the Plan of Merger attached as an exhibit to our Form 8-K dated April 9, 2001, filed on April 12, 2001.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    A.    EXHIBITS

          None

    B.    Reports on Form 8-K

          MoneyZone.com filed one report on Form 8-K during the quarter ended March 31, 2001, incorporated by reference to the Current Report on Form 8-K dated March 7, 2001 (File No. 000-25022).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MONEYZONE.COM
                                                   (Registrant)



Date:  May 21, 2001             By            /s/ Randall F. Greene
     ---------------              ----------------------------------------------
                                                  Randall F. Greene
                                               Chief Executive Officer