Form 10QSB
period 2001-06-30
MONEYZONE COM
filed 2001-08-20
CIK 932127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                   FORM 10-QSB
                   -------------------------------------------

(Mark One)
|X| Quarterly REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934.

For the transition period from _____ to ______

                         Commission file number 0-25022

                                  MoneyZone.com
                         -------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Nevada                         72-1148906
                 ----------------------          ---------------
         (State Or Other Jurisdiction Of         (I.R.S. Employer
          Incorporation Or Organization)        Identification No.)

                6000 Fairview Road Ste. 1410 Charlotte, NC 28210
               ---------------------------------------------------
                    (Address Of Principal Executive Offices)

                            (704) 522-1410
                 -----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X          No

          Transitional Small Business Disclosure Format:
                        Yes             No  X

          The total number of shares of the registrant's Common Stock, $.15 par value, outstanding on August 17, 2001, was 100,000.

                                  MoneyZone.com
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION
   Item 1. Financial Statements
     Historical Financial Statements
       Balance Sheet as of June 30, 2001.....................................  2
       Statements of Operations for the Quarters and Six Months Ended June 30,
         2001 and 2000.......................................................  3
       Statements of Cash Flows for the Six Months Ended June 30, 2001 and
         2000................................................................  4
       Notes to Financial Statements.........................................  6
   Item 2. Management's Discussion and Analysis or Plan of Operation.........  9

Part II-- OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  MoneyZone.com
                          (A Development Stage Company)
                                 Balance Sheets

                                                            June 30,
                                                             2001
                                                          (Unaudited)
ASSETS
   Current Assets
       Cash                                              $   42,294
       Related party receivable                                  -
       Prepaid expenses and other                                -
                                                          -----------
              Total current assets                           42,294

   Property & equipment, net of accumulated
       depreciation of $0 and $0                             14,000
                                                          -----------
                    Total Assets                         $   56,294
                                                          -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current Liabilities
       Accounts payable                                  $  245,231
       Accrued liabilities from discontinued operations     129,200
       Advances from affiliate                              217,916
       Accrued interest                                          -
       Convertible debenture                                     -
                                                          -----------
              Total liabilities                             592,347
                                                          -----------

   Shareholders' deficit
       Preferred stock; $.001 par value; authorized
              15,000,000 shares; 100,000 shares issued
              and outstanding at June 30, 2001                  100
       Common stock; $.15 par value; authorized
              333,333 shares; 100,000 shares issued
              and outstanding at June 30, 2001               15,000
       Additional paid in capital                         5,401,055
       Deficit accumulated during developmental stage    (5,952,208)
                                                          -----------
                                                           (536,053)
                                                          -----------
                                                        $    56,294
                                                          -----------

                 See accompanying notes to financial statements.

                                 MoneyZone.com
                         (A Development Stage Company)
                            Statements of Operations

                                                         For the Quarter
                                                         Ended June 30,
                                                     -------------------
                                                      2001           2000
                                                    --------       --------
                                                   (Unaudited)    (Unaudited)

     Service income                                 $  -          $   6,189
     Other income                                      -             13,727
                                                    ---------      ---------

        Total income                                   -             19,916
                                                    ---------      ---------

    Costs and expenses
       Costs related to attempted
           business acquisitions                       -                -
        Web site and related costs                     -            153,102
        Sales and marketing costs                      -            146,874
        General and administrative                 184,431          182,888
        Interest and financing costs                   -                 -
        Consulting fees                                -                 -
        Loss on sale of marketable securities          -                 -
        Offering costs                                 -                 -
                                                    ---------      ---------

          Total liabilities                        184,431          482,864
                                                    ---------      ---------

       Loss prior to disposal of business         (184,431)        (462,948)

       Loss from disposal of business
          including provision of $115,398
          for operating losses during the
           phase-out period
                                                       -                 -
                                                   ---------      ---------

       Net loss                                  $(184,431)      $ (462,948)
                                                   ---------      ---------

       Basic and diluted net loss
           per common share                      $   (1.84)      $   (11.12)
                                                   ---------      ---------

       Weighted average common
          shares outstanding                       100,000           41,638
                                                   ---------      ---------

-Continued-

                                                  April 4, 1989
               For the Six Months                (inception) to
                 Ended June 30,                     June 30,
     ---------------------------------------
           2001                 2000                  2001
     ------------------   ------------------    ------------------
        (Unaudited)          (Unaudited)           (Unaudited)

         $  -                 $ 6,189               $ 70,453
            -                  13,727                 36,352
     ------------------   ------------------    ------------------

            -                  19,916               106,805
     ------------------   ------------------    ------------------

            -                      -                192,020
            -                 200,204               795,640
            -                 219,276               616,203
       220,992                471,545             1,638,916
        21,560                     -              1,112,917
            -                      -                502,191
            -                      -                602,891
            -                      -                 66,464
     ------------------   ------------------    ------------------

       242,552                 891,025            5,527,242
     ------------------   ------------------    ------------------

      (242,552)               (871,109)          (5,420,437)

            -                      -               (531,771)
     ------------------   ------------------    ------------------

     $(242,552)             $ (871,109)         $(5,952,208)
     ------------------   ------------------    ------------------

      $  (2.99)             $   (20.92)
     ------------------   ------------------

        81,053                  41,638
     ------------------   ------------------

                See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                            For the Six Months
                                                              Ended June 30,
                                                           --------------------
                                                           2001            2000
                                                          ------          ------
                                                       (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net loss                                             $ (242,552)    $ (871,109)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Interest expense                                       21,560            -
    Depreciation and amortization                              -          29,946

  Changes in operating assets and liabilities
    Marketable securities                                      -         207,780
    Deposits                                                   -         130,000
    Accounts payable                                       48,456             -
    Accrued liabilities                                  (109,148)            -
                                                        -----------    ----------

       Net cash used in operating activities             (281,684)      (503,383)
                                                        -----------    ----------

  Cash flows from investing activities
    Sale of property and equipment                         35,000            -
    Purchase of property and equipment                         -        (292,085)
                                                        -----------    ----------

       Net cash used in investing activities               35,000       (292,085)
                                                        -----------    ----------

  Cash flows from financing activities
    Advances from affilate                                217,916             -
                                                        -----------    ----------

       Net cash provided by financing activities          217,916             -
                                                        -----------    ----------

       Net decrease in cash                               (28,768)      (795,468)

  Cash and cash equivalents, beginning of period           71,062        974,611
                                                        -----------    ----------

  Cash and cash equivalents, end of period              $  42,294      $ 179,143
                                                        -----------    ----------

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                          For the Six Months
                                                           Ended June 30,
                                                       ----------------------
                                                       2001              2000
                                                      -------           -------
                                                    (Unaudited)      (Unaudited)

Supplemental Information
  Common stock issued under terms of
     convertible debt, 56,327 shares issued        $ 2,471,560        $   -
                                                    ----------         ---------

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

Note 2.   Interim Reporting

        The financial statements of MoneyZone.com for the quarter and six months ended June 30, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

Note 4.   Termination of Merger

        On April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation
("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")
(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will
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
April 9, 2001, filed on April 12, 2001.

        On May 25, 2001, MoneyZone.com announced that it has entered into a
Termination Agreement with its wholly owned subsidiary, Sutton Merger Corp., a
Delaware corporation and Sutton Online, Inc., a Delaware corporation.

        Pursuant to the Termination Agreement, the Agreement and Plan of Merger,
dated April 9, 2001, among the Company, MergerSub and Sutton Online was terminated and the proposed merger of MergerSub into Sutton Online was abandoned. The parties entered into a Termination Agreement due to an inability to close the merger transaction in a timely fashion.

                   PART I - FINANCIAL INFORMATION (CONTINUED)

Item 2.   Management's Discussion and Analysis and Plan of Operation

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
("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")
(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will
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
April 9, 2001, filed on April 12, 2001.

        On May 25, 2001, MoneyZone.com announced that it has entered into a
Termination Agreement with its wholly owned subsidiary, Sutton Merger Corp., a
Delaware corporation and Sutton Online, Inc., a Delaware corporation.

         Pursuant to the Termination Agreement, the Agreement and Plan of
Merger, dated April 9, 2001, among the Company, MergerSub and Sutton Online was terminated and the proposed merger of MergerSub into Sutton Online was abandoned. The parties entered into a Termination Agreement due to an inability to close the merger transaction in a timely fashion.

         Liquidity and Capital Resources

         MoneyZone.com had $42,294 in cash at June 30, 2001, and had accounts payable in the amount of $245,231.

         Results Of Operations

        During the six months ended March 31, 2001, we had no revenues and incurred a net loss from operations of $242,552. Expenses for the six months are related primarily to general and administrative expenses and interest expense through the date of conversion on our convertible debenture.

        During the six months ended March 31, 2000, we had $19,916 in revenues, and a net loss from operations of $871,109. Expenses for this year are related primarily to the development of the proprietary website, to accounting fees, and to costs relating to the Company's SEC filings.

         New Accounting Standards

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 as amended by SFAS No. 138 effective with the year beginning January 1, 2001.

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
These Securities were issued in accordance with the exemption provided by
Section 4(2) of the Securities Act of 1933 as amended.

Item 3.   Defaults on Senior Securities

                       None

Item 4.   Submission of Matters to a Vote of Security Holders

                       None

Item 5.   Other Information

        On April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation
("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton Online")
(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub will
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
April 9, 2001, filed on April 12, 2001.

        On May 25, 2001, MoneyZone.com announced that it has entered into a
Termination Agreement with its wholly owned subsidiary, Sutton Merger Corp., a
Delaware corporation and Sutton Online, Inc., a Delaware corporation.

        Pursuant to the Termination Agreement, the Agreement and Plan of Merger,
dated April 9, 2001, among the Company, MergerSub and Sutton Online was terminated and the proposed merger of MergerSub into Sutton Online was abandoned. The parties entered into a Termination Agreement due to an inability to close the merger transaction in a timely fashion.

Item 6.   Exhibits and Reports on Form 8-K

a. Exhibits

         None

b. Reports on Form 8-K

         MoneyZone.com filed two reports on Form 8-K during the quarter ended
June 30, 2001, incorporated by reference to the Current Reports on Form 8-K dated April 9, 2001 and May 25, 2001 (File No. 000-25022).

                            SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Moneyzone.com
                                               -----------------
                                               (Registrant)

Date: August 20, 2001                          /s/   Randall F. Greene
-----------------------                        ----------------------------
                                              Name:  Randall F. Greene
                                              Title: Chief Executive Officer

