Form 10QSB
period 2001-09-30
MONEYZONE COM
filed 2001-11-14
CIK 932127

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
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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
Yes  X       No ___

     Transitional Small Business Disclosure Format:
Yes ___      No  X

     The total number of shares of the registrant's Common Stock, $.15 par value, outstanding on November 14, 2001, was 105,000.

                                  MoneyZone.com
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                          Page
Part I-- FINANCIAL INFORMATION
  Item 1. Financial Statements
     Historical Financial Statements
       Balance Sheet as of September 30, 2001...........................   2
       Statements of Operations for the Quarters and Nine Months
         Ended September 30, 2001 and 2000..............................   3
       Statements of Cash Flows for the Nine Months Ended

Part II-- OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  MoneyZone.com
                          (A Development Stage Company)

                                 Balance Sheets

                                                September 30,    December 31,
                                                    2001             2000
                                                ------------     ------------
                                                (Unaudited)      (Unaudited)
ASSETS
  Current Assets
    Cash                                        $        198     $     71,062
    Related party receivable                               -          600,000
    Prepaid expenses and other                             -           35,000
                                                ------------     ------------
      Total current assets                               198          706,062

  Property & equipment, net of
    accumulated depreciation of $0 and $0             14,000          14,000
                                                ------------     ------------
        Total Assets                            $     14,198     $    720,062
                                                ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
  Current Liabilities
    Accounts payable                            $          -     $    196,775
    Accrued liabilities from discontinued
      operations                                           -          238,348
    Advances from affiliate                          284,555                -
    Accrued interest                                       -           50,000
    Convertible debenture                                  -        3,000,000
                                                ------------     ------------
      Total liabilities                              284,555        3,485,123
                                                ------------     ------------

  Shareholders' deficit
    Preferred stock; $.15 par value; authorized
      10,000,000 shares; 100,000 and 0 shares
      issued and outstanding at June 30, 2001
      and December 31, 2000                           15,000                -
    Common stock; $.15 par value; authorized
      333,333 shares; 105,000 and 41,873
      shares issued and outstanding at June 30,
      2001 and December 31, 2000                      15,750            6,281
    Additional paid in capital                     5,390,405        2,938,314
    Deficit accumulated during
      developmental stage                         (5,691,512)      (5,709,656)
                                                ------------     ------------
                                                    (270,357)      (2,765,061)
                                                ------------     ------------
                                                $     14,198     $    720,062
                                                ============     ============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)

                            Statements of Operations

                                                                                           April 4, 1989
                                                                                            (inception)
                                       For the Three Months        For the Nine Months           to
                                        Ended September 30,         Ended September 30,     September 30,
                                    --------------------------  --------------------------  ------------
                                        2001          2000          2001         2000          2001
                                    ------------  ------------  ------------  ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Service income                      $          -  $     52,194  $          -  $     52,194  $     70,453
Other income                             287,275         5,589       287,275        19,316       323,627
                                    ------------  ------------  ------------  ------------  ------------
  Total income                           287,275        57,783       287,275        71,510       394,080
                                    ------------  ------------  ------------  ------------  ------------
Costs and expenses
  Costs related to attempted
    business acquisitions                      -             -             -             -       192,020
  Web site and related costs                   -       267,207             -       467,411       795,640
  Sales and marketing costs                    -       192,044             -       411,320       616,203
  General and administrative              26,579       213,223       247,571       684,768     1,665,495
  Interest and financing costs                 -       104,000        21,560       104,000     1,112,917
  Consulting fees                              -             -             -             -       502,191
  Loss on sale of marketable
    securities                                 -             -             -             -       602,891
  Offering costs                               -             -             -             -        66,464
                                    ------------  ------------  ------------  ------------  ------------
    Total liabilities                     26,579       776,474       269,131     1,667,499     5,553,821
                                    ------------  ------------  ------------  ------------  ------------
  Income (loss) prior to
    disposal of business                 260,696      (718,691)       18,144    (1,595,989)   (5,159,741)

  Loss from disposal of business
    including provision of
    $115,398 for operating losses
    during the phase-out period                -             -             -             -      (531,771)
                                    ------------  ------------  ------------  ------------  ------------
  Net income (loss)                 $    260,696  $   (718,691) $     18,144  $ (1,595,989) $ (5,691,512)
                                    ============  ============  ============  ============  ============

  Basic and diluted net income
    (loss) per common share         $       2.61  $     (17.26) $       0.21  $     (38.33)
                                    ============  ============  ============  ============

  Weighted average common
    shares outstanding                   100,000        41,638        87,438       41,638
                                    ============  ============  ============  ============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                      For the Nine Months
                                                      Ended September 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
                                                   (Unaudited)   (Unaudited)

Cash flows from operating activities
  Net income (loss)                               $     18,144  $ (1,595,989)

  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
    operating activities
    Interest expense                                    21,560             -
    Depreciation and amortization                            -        29,946
    Liabilities from discontinued
     operations                                       (284,775)            -

  Changes in operating assets and liabilities
    Marketable securities                                    -       300,246
    Accounts receivable                                      -       (42,514)
    Prepaid expenses                                         -      (849,720)
    Deposits                                                 -        (2,228)
    Accounts payable                                   (67,575)      (21,002)
    Accrued liabilities                                (77,773)        8,467
                                                  ------------  ------------

      Net cash used in operating activities           (390,419)   (2,172,794)
                                                  ------------  ------------

Cash flows from investing activities
    Sale of property and equipment                      35,000             -
    Purchase of property and equipment                       -      (264,216)
                                                  ------------  ------------

      Net cash provided by (used in)
        investing activities                            35,000      (264,216)
                                                  ------------  ------------

Cash flows from financing activities
    Proceeds from sale of common stock, net                  -       477,470
    Proceeds from notes payable and debentures               -     3,000,000
    Advances from affilate                             284,555       203,697
                                                  ------------  ------------
      Net cash provided by financing activities        284,555     3,681,167
                                                  ------------  ------------

      Net increase (decrease) in cash                  (70,864)    1,244,157

  Cash and cash equivalents, beginning of period        71,062       974,611
                                                  ------------  ------------

  Cash and cash equivalents, end of period        $        198  $  2,218,768
                                                  ============  ============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                      For the Nine Months
                                                      Ended September 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
                                                   (Unaudited)   (Unaudited)

Supplemental Information
  Common stock issued under terms of
    convertible debt, 56,327 shares issued        $  2,471,560  $          -
                                                  ============  ============
  Issuance of 5,000 shares of common
    stock in lieu of a cash payment               $      5,000  $          -
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

Note 2. Interim Reporting

     The financial statements of MoneyZone.com for the quarter and nine months ended September 30, 2001 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which include only normal, recurring adjustments)
which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

     Stock Split

     On March 30, 2001, the Company affected a 150 for 1 reverse split of the
Company's common stock and decreased the number of authorized shares from
50,000,000 to 333,333. The increase in the number of authorized shares is subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended.

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

     On April 9, 2001, we entered into an Agreement (the "Revised Agreement")
with Global Capital Partners Inc. which amended and superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone
Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture,
Global Capital Partners Inc. was entitled to receive 9,886,236 shares of our stock. Under the terms of the Revised Agreement, we agreed to issue Global
Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock
issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred Stock. Under the terms of the Revised Agreement, we are no longer transferring all of our assets to Global Capital Partners Inc.

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

     The Merger was subject to certain conditions including, but not limited to, the approval of the stockholders of the Company and compliance with the
Securities and Exchanges Act of 1934. The Company intends to file an Information
Statement pursuant to Section 14 (c) of the Securities Act of 1934 relating to, among other things, the Merger.

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

     Liquidity and Capital Resources

     MoneyZone.com had $198 in cash at September 30, 2001, and had no accounts payable.

     Results Of Operations

     During the nine months ended September 30, 2001, we had miscellaneous revenues of $289,775 from the reversal of liabilities accrued at December 31,
2000 related to the discontinued operations and recognized net income from operations of $23,144. Expenses for the nine months are related primarily to general and administrative expenses and interest expense through the date of conversion on our convertible debenture.

     During the nine months ended September 30, 2000, we had $71,510 in revenues, and a net loss from operations of $1,595,989. Expenses for this year are related primarily to the development of the proprietary website, sales and marketing expenses, and costs associated with our convertible debentures.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     In September 2001, we issued 5,000 shares of our common stock in lieu of a cash payment to settle amounts remaining under the terms of our office lease at a price of $1.00 per share.

     We effected the foregoing issuance without registration under the
Securities Act of 1933, as amended. The issued shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration provided by Section 4(2) under the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

          a.    Exhibits

                None

          b.    Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended
               September 30, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Moneyzone.com
                                            ----------------------------------
                                                       (Registrant)

Date: November 14, 2001                      /s/   Randall F. Greene
------------------------                    ----------------------------------
                                            Name: Randall F. Greene
                                            Title:Chief Executive Officer

