Form 10KSB
period 2001-12-31
MONEYZONE COM
filed 2002-04-16
CIK 932127

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
Mark One
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2001

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25022

                                  MoneyZone.com
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                                72-1148906
(State Or Other Jurisdiction Of                               (I.R.S. Employer
Incorporation Or Organization)                               Identification No.)

 7025 East 1st Avenue, Suite 5, Scottsdale, Arizona           85251
       (Address Of Principal Executive Offices)              (Zip Code)

                                 (480) 945-2232
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          On Which Registered
----------------------------------------       ---------------------------------
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

State issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the bid and ask price of such common equity on April 10, 2002 was approximately $28,624.

The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on April 10, 2002 was 100,000.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

================================================================================

                                  MoneyZone.com

                          (A Development Stage Company)

                              Index to Form 10-KSB

                                                                            Page
                                                                            ----
                                                      PART I

                                                      PART II

Item   5.  Market for Common Equity and Related Stockholder Matters........   6
Item   6.  Management's Discussion and Analysis or Plan of Operation.......   7
Item   7.  Financial Statements

Item   8.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure......................................  23

                                                     PART III

Item   9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act..............  24
Item   10. Executive Compensation.........................................,  25
Item   11. Security Ownership of Certain Beneficial Owners and Management..  27

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
Securities and Exchange Commission.

     General

     MoneyZone.com was an Internet-based business, consisting of approximately twenty-five websites, designed to facilitate commercial loans and other corporate finance activities. The address for our primary website was
www.moneyzone.com. We launched the primary website on January 18, 2000, and registered more than 10,000 members. On December 1, 2000, we terminated all of our employees with the exception of the President and Director of Administrator and announced that we would explore strategic alternatives for MoneyZone.com, including a sale or merger.

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

     On March 7, 2001, we announced an agreement with the holder of our 6%
Convertible Debentures, Global Capital Partners, Inc., to convert the outstanding principal and interest balance of $2,471,560 into 56,327 shares of our common stock, resulting in 100,000 shares of total issued and outstanding common stock. The agreement provided that the remaining 9,581 shares otherwise due to Global Capital Partners, Inc., would be exchanged for all of the assets of MoneyZone.com including without limitation, domain names, trademarks, loan processing software, logos and designs, and furniture and equipment. The transfer of the assets was subject to the approval of the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of
1934, as amended. A total of 65,908 shares were to be issued under the terms of the 6% Convertible Debentures at the date of conversion.

     On March 20, 2001, we announced that our board of directors had adopted resolutions approving (i) a reverse stock split (the "Reverse Stock Split") of our outstanding common stock, par value $.001 per share, to become effective at
5:00 p.m. on March 30, 2001, by issuing one newly issued share of common stock for each 150 shares of our presently issued and outstanding common stock; and
(ii) after effecting the Reverse Stock Split, increasing the number of authorized shares from 333,333 shares to 50,000,000 shares. This resolution to increase the number of authorized shares to 50,000,000 was not subjected to a vote by the holders of a majority of the outstanding shares and compliance with the Securities Exchange Act of 1934, as amended. Our number of authorized shares of common stock remains at 333,333.

     Unless otherwise noted, all references to shares and share prices, including retroactive treatment, reflect the reverse split on the basis of the effective ratio.

     On April 9, 2001, the Company entered into an Agreement (the "Revised
Agreement") with Global Capital Partners Inc. which superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone
Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture,
Global Capital Partners Inc. was entitled to receive 9,886,236 shares of our stock. Under the terms of the Revised Agreement, we agreed to issue Global
Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock
issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred Stock. Under the terms of the Revised Agreement, we are no longer transferring all of our assets to Global Capital Partners Inc. These Securities were issued in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933 as amended.

     Also, on April 9, 2001, we entered into an Agreement and Plan of Merger with our wholly owned subsidiary, Sutton Merger Corp., a Delaware corporation
("Merger Sub") and Sutton Online, Inc., a Delaware corporation ("Sutton
Online")(the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub
would have merged into Sutton Online and Sutton Online would have been the surviving corporation (the "Merger").

     The Merger was subject to certain conditions including, but not limited to, the approval of the stockholders of the Company and compliance with the
Securities and Exchanges Act of 1934. The Company intends to file an Information
Statement pursuant to Section 14 (c) of the Securities Act of 1934 relating to, among other things, the Merger.

     The Merger provided that each outstanding share of common stock of Sutton
Online, par value $.025 per share ("Sutton Online Common Stock") would have been converted into one share of our common stock, $.15 par value per share. Each outstanding warrant to purchase Sutton Online Common Stock would have been converted into a warrant exercisable into the same number of shares of our common stock at the same exercise price.

     The foregoing description of the transactions contemplated by the Plan of
Merger is a summary only and is qualified in its entirety by reference to the complete copy of the Plan of Merger attached as an exhibit to our Form 8-K dated
April 9, 2001, filed on April 12, 2001.

     On May 25, 2001, MoneyZone.com announced that it had entered into a
Termination Agreement with its wholly owned subsidiary, Sutton Merger Corp., a
Delaware corporation and Sutton Online, Inc., a Delaware corporation.

     Pursuant to the Termination Agreement, the Agreement and Plan of Merger,
dated April 9, 2001, among the Company, MergerSub and Sutton Online was terminated and the proposed merger of MergerSub into Sutton Online was abandoned. The parties entered into a Termination Agreement due to an inability to close the merger transaction in a timely fashion.

     In January 2002, Global Capital Partners Inc. sold its entire ownership interest in the preferred stock of MoneyZone.com to an unrelated third party. In connection with this sale, Global Capital Partners Inc. agreed to forgive its receivable from MoneyZone.com in the amount of $284,555.

     We are continuing to explore strategic alternatives for MoneyZone.com.

     Employees

     As of December 31, 2001, we had 1 full-time employee.  No employees are covered by collective bargaining agreements.

Item 2.  Description of Property

     We do not own any real property.  We are currently sharing leased office space with a related party.

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

                                                     Common Stock
                                          -----------------------------------
                                              High                  Low
                                          ------------         --------------

     Fiscal 2000
     First Quarter                          $9.3750               $5.0000
     Second Quarter                         $7.0625               $2.8750
     Third Quarter                          $5.5000               $2.6250
     Fourth Quarter                         $3.1875               $0.5100

     Fiscal 2001
     First Quarter                          $0.5625               $0.1600
     Second Quarter                         $3.0000               $3.0000
     Third Quarter                          $2.0000               $2.0000
     Fourth Quarter                         $1.0100               $1.0100

     Fiscal 2002
     First Quarter (through April 10,       $1.0100               $1.0100
      2001)

     On April 10, 2002, the closing bid price for our common stock as reported on the Over the Counter Bulletin Board was $1.01 per share. On that date, there were approximately 60 holders of record of our common stock, including entities which hold stock in street name on behalf of other beneficial owners.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Operations

     On December 31, 2001, we continued to maintain our operations at a minimal operating level in contemplation of a sale or merger.

Results of Operations

     During the twelve months ended December 31, 2001, we had no revenues and
$242,917 of costs and expenses related to the disposal of the business within
MoneyZone.

     During the twelve months ended December 31, 2000, we had service revenues of $69,743 and incurred a net loss from operations of $4,984,699. Expenses for this year are related primarily to website development, sales and marketing costs, general and administrative expenses and interest expense.

     Liquidity and Capital Resources

     We had $98 in cash at December 31, 2001, and had $265,961 in accounts payable and accrued liabilities from discontinued operations.

     Subsequent Event

     In conjunction with the sale of its preferred stock to an independent third party, Global Capital Partners Inc. agreed to forgive its outstanding advances to us in the amount of $284,555.

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
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. The
Company has adopted SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning January 1, 2001. It is not anticipated that the adoption of SFAS No. 133 as amended by SFAS No. 138 will have any significant impact on net income due to the Company's limited use of derivative instruments.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combination initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets" ("SFAS 142") which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscals years beginning after December 15, 2001 with early adoption permitted. The
Company adopted SFAS 142 on January 1, 2002. As of the filing of this report, there are no transitional impairment losses related to a cumulative effect of a change in accounting principle as a result of adopting SFAS 141 and SFAS 142.

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

                                                                            April 4, 1989
                                                                           (inception) to
                                             December 31,    December 31,    December 31,
                                                2001            2000            2001
                                            ------------    ------------   --------------

Balance Sheet Data
   Assets                                   $     14,098    $    720,062
   Liabilities                                   550,516       3,485,123
   Stockholders' equity                         (536,418)     (2,765,061)
Statement of Operations Data
Revenues
  Operating revenues, net                   $        --     $     69,743    $     70,453
Expenses
  Operating expenses                                 --        4,559,023       5,284,690
  Income (loss) from disposal of business        242,917        (531,771)       (774,688)
  Net loss                                      (242,917)     (4,984,699)     (5,952,573)
  Net loss per share                               (2.64)        (119.32)

Item 7.    Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders of MoneyZone.com

Scottsdale, Arizona

We have audited the accompanying balance sheets of MoneyZone.com (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and the 2001, 2000 and 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 2001. These financial statements are the responsibility of the management of MoneyZone.com. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MoneyZone.com (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the 2001, 2000 and
1999 amounts included in the cumulative amounts from April 4, 1989 (inception)
to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

                                                     /s/  SPICER, JEFFRIES & CO.

Denver, Colorado
April 11, 2002

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders of MoneyZone.com (formerly Cerx Venture Corporation)

Scottsdale, Arizona

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

                                                     /s/ Stephen M. Siedow, P.C.

March 29, 1999
Aurora, Colorado

                                  MoneyZone.com
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Note 1)
                                                      December 31,     December 31,
                                                         2001              2000
                                                     --------------   --------------
ASSETS
  Current Assets
      Cash                                           $           98   $       71,062
      Related party receivable (Note 3)                          -           600,000
      Prepaid expenses and other                                 -            35,000
                                                     --------------   --------------
         Total Current Assets                                    98          706,062

  Property & equipment, net of accumulated
     depreciation of $ 0 and $ 0                             14,000           14,000
                                                     --------------   --------------
            Total Assets                             $       14,098   $      720,062
                                                     ==============   ==============

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities
      Accounts payable                               $       38,114   $      196,775
      Accrued liabilities from discontinued operations      227,847          238,348
      Accrued interest                                      284,555           50,000
      Convertible debenture (Note 3)                             -         3,000,000
                                                     --------------   --------------
          Total liabilities                                 550,516        3,485,123
                                                     --------------   --------------
    Commitments and contingencies (Notes 1 and 4)

    Shareholders' equity (deficit) (Note 3)

        Preferred stock; $.15 par value; authorized
        10,000,000 shares; 100,000 and 0 shares
        issued and outstanding at December 31, 2001
        and 2000                                             15,000              -

       Common stock; $.15 par value; authorized
        333,333 shares; 100,000 and 41,873 shares
        issued and outstanding at December 31, 2001
        and 2000                                             15,000            6,281
      Additional paid in capital                          5,386,155        2,938,314
      Deficit accumulated during development stage       (5,952,573)      (5,709,656)
                                                     --------------   --------------
          Total shareholders' equity (deficit)             (536,418)      (2,765,061)
                                                     --------------   --------------
            Total Liabilities and Shareholders'
               Equity (Deficit)                      $       14,098  $       720,062
                                                     ==============   ==============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Operations
                                    (Note 1)

                                                                                        April 4, 1989
                                                            For the Years Ended        (inception) to
                                                                December 31,            December 31,
                                                           2001            2000            2000
                                                     --------------   --------------   --------------

Service Income                                       $           -    $       69,743   $       70,453
Interest Income                                                  -            36,352           36,352
                                                     --------------   --------------   --------------
     Total Income                                                -           106,095          106,805
                                                     --------------   --------------   --------------
Costs and expenses
   Costs related to attempted
     business acquisitions                                       -               -            192,020
   Web site and related costs                                    -           709,909          795,640
   Sales and marketing costs                                     -           616,203          616,203
   General and administrative                                    -         1,061,579        1,417,924
   Interest and financing costs                                  -         1,066,250        1,091,357
   Consulting fees                                               -           502,191          502,191
   Loss on sale of marketable securities                         -           602,891          602,891
   Offering costs                                                -               -             66,464
                                                     --------------   --------------   --------------
     Total costs and expenses                                    -         4,559,023        5,284,690
                                                     --------------   --------------   --------------
     Loss prior to disposal of business                          -        (4,452,928)      (5,177,885)

   Loss from disposal of business including a
    change in the estimate for costs
    associated with the disposal of the business           (242,917)       (531,771)        (774,688)
                                                     --------------   --------------   --------------
  Net loss                                           $     (242,917)  $   (4,984,699)  $   (5,952,573)
                                                     ==============   ==============   ==============
  Weighted average common shares
   Outstanding                                               91,864           41,776
                                                     ==============   ==============

  Basic and diluted net loss
                    per common share                 $        (2.64)  $      (119.32)
                                                     ==============   ==============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
             Statements of Changes in Shareholders' Equity (Deficit)
                          (A Development Stage Company)
                 April 4, 1989 (Inception) to December 31, 2001

                                   Preferred Stock     Common Stock     Additional      Accumulated
                                   ---------------- ------------------   Paid-in         Deficit
                                   Shares Par Value  Shares  Par Value   Capital     From Inception    Total
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balances at April 4, 1989             -   $    -         -   $     -    $      -       $       -    $      -
(Inception)
  Common stock issued for cash,
   March 29, 1989 at $2.55 per        -        -        881        132        2,118            -        2,250
   share
  Common stock issued for cash,
   March 29, 1989 at $5.27 per        -        -      1,983        297       10,453            -       10,750
   share
  Common stock issued for cash,
   April 3, 1989 at $5.27 per share   -        -        461         69        2,431            -        2,500
  Common stock issued for cash,
   April 7, 1989 at $2.55 per share   -        -        196         29          471            -          500
  Common stock issued for cash,
   April 7, 1989 at $5.27 per share   -        -        277         42        1,458            -        1,500
  Common stock issued for cash,
   May 23, 1989 at $0.92 per share    -        -        381         57          293            -          350
  Common stock issued for cash,
   May 23, 1989 at $1.70 per share    -        -        675        101        1,049            -        1,150
  Common stock issued for cash,
   May 31, 1989 at $0.92 per share    -        -         43          7           33            -           40
  Net loss                            -        -         -          -          -             (825)       (825)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1989          -   $    -      4,897  $     734  $    18,306    $     (825)  $  18,215

  Net loss                            -        -         -          -          -          (18,014)    (18,014)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1990          -   $    -      4,897  $     734  $    18,306    $  (18,839)  $     201
  Net loss                            -        -         -          -          -              (59)        (59)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1991          -   $    -      4,897  $     734  $    18,306    $  (18,898)  $     142
  Net loss                            -        -         -          -          -             (142)       (142)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1992          -   $    -      4,897  $     734  $    18,306    $  (19,040)  $      -
  Net loss                            -        -         -          -          -               -           -
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1993          -   $    -      4,897  $     734  $    18,306    $   (19,040) $      -
  Common stock issued for out of
   pocket expenses incurred, valued
   at $0.92 per share                 -        -      1,610        242        1,238            -        1,480
  Net loss                            -        -         -          -          -           (1,787)     (1,787)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1994          -   $    -      6,507  $     976  $    19,544    $   20,827)  $    (307)
  Net loss                            -        -         -          -          -          (12,773)    (12,773)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1995          -   $    -      6,507  $     976  $    19,544    $  (33,600)  $ (13,080)
  Common stock issued for out of
   pocket expenses incurred, valued
   at $9.20 per share                 -        -        268         40        2,425            -        1,480
  Common stock issued pursuant to
   an asset purchase agreement,
   valued at $2.60 per share          -        -      2,601        390         -               -        1,480
  Recission of common stock issued
   pursuant to an asset purchase
   agreement, valued at $2.60
   per share                          -        -     (2,601)      (390)        -               -        1,480
  Common stock issued for out of
   pocket expenses and legal fees
   incurred, valued at $36.75 per     -        -      4,004        601      146,566            -        1,480
   share
  Net loss                            -        -         -          -          -         (233,902)    (233,902)
                                   ------ --------- -------- --------- ------------ --------------- ----------
Balance at December 31, 1996          -   $    -     10,779  $   1,617  $   168,535    $ (267,502)  $ (97,350)

                 See accompanying notes to financial statements.

                                  MoneyZone.com
       Statements of Changes in Shareholders' Equity (Deficit) (Continued)
                          (A Development Stage Company)
                 April 4, 1989 (Inception) to December 31, 2001

                                   Preferred Stock     Common Stock     Additional      Accumulated
                                   ---------------- ------------------   Paid-in         Deficit
                                   Shares Par Value  Shares  Par Value   Capital     From Inception     Total
                                   ------ --------- -------- --------- ------------ ---------------  ----------
 Common stock issued for cash,
  May 8, 1997 at $22.94 per share     -        -        109         16        2,484           -          2,500
  Related party forgiveness of        -        -         -          -        53,343           -         53,343
  debt
 Net loss                             -        -         -          -           -        (134,352)    (134,352)
                                   ------ --------- -------- --------- ------------ ---------------  ----------
Balance at December 31, 1997          -   $    -     10,888  $   1,633 $    224,362  $   (401,854)   $(175,859)
 Net loss                             -        -         -          -           -         (18,410)     (18,410)
                                   ------ --------- -------- --------- ------------ ---------------  ----------
Balance at December 31, 1998          -   $    -     10,888  $   1,633 $    224,362  $   (420,264)   $(194,269)
 EBonlineinc.com, Inc acquisition     -        -     25,778      3,867       (2,867)          -          1,000
 Related party forgiveness of         -        -         -          -       205,898           -        205,898
  debt
 Issuance of common stock at $450
  per share, less offering costs
  of $654,893                         -        -      4,889        733    1,544,379           -      1,545,112
 Issuance of common stock in
  connection with acquisition of
  property at $750 per share          -        -         83         13       62,487           -         62,500
 Issuance of warrant for future
  consulting                          -        -        461         69      353,334           -        353,334
 Net loss                             -        -         -          -           -        (304,693)    (304,693)
                                   ------ --------- -------- --------- ------------ ---------------  ----------
Balance at December 31, 1999          -   $    -     41,638  $   6,246 $  2,387,593  $    (724,957) $(1,668,882)
 Issuance of common stock in
  connection with debenture
  offering at $675 per share
  (Note 3)                            -        -        200         30      134,970           -       135,000
 Issuance of warrants at $232.50
  per warrant (Note 3)                -        -         -          -       387,500           -       387,500
 Common stock issued for services
  provided at $833.73 per share       -        -         15          2       12,504           -        12,506
 Common stock issued for services
  provided at $787.50 per share       -        -         20          3       15,747           -        15,750
 Net loss                             -        -         -          -           -      (4,984,699)  (4,984,699)
                                   ------ --------- -------- --------- ------------ ---------------  ----------
Balances at December 31, 2000         -   $    -     41,873  $   6,281 $  2,938,314 $  (5,709,656) $(2,765,061)
 Common stock issued on
  forfeiture
  of stock options                    -        -      1,800        270         (270)          -             -
 Preferred stock and common
  stock issued in connection
  with the conversion of the 6%
  convertible debentures at
  $3.59 per share for
  the preferred stock and $37.50
  per share for the common stock  100,000    15,000  56,327      8,449    2,448,111           -      2,471,560
 Net loss                             -        -         -          -           -        (242,917)    (242,917)
                                  ------- --------- -------- --------- ------------ ---------------  ----------

Balances at December 31, 2001
                                  100,000 $  15,000 100,000  $  15,000 $  5,386,155 $  (5,952,573)   $(536,418)
                                  ======= ========= =======  ========= ============ ===============  ==========

                See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    (Note 1)

                                                                                        April 4, 1989
                                                             For the Years Ended       (inception) to
                                                                December 31,            December 31,
                                                           2001             2000             2001
                                                     --------------   --------------   --------------

  Cash flows from operating activities
     Net loss                                        $     (242,917)  $   (4,984,699)  $   (5,952,573)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Loss from disposal of business                     -            531,771          531,771
         Accretion of interest and financing costs           21,560        1,022,500        1,044,060
         Write-down to market of trading securities             -                -             27,398
         Depreciation and amortization                          -             66,666           69,444
         Loss on sale of marketable securities                  -            602,891          602,891
         Capital contributed by shareholder for
               legal fees                                       -                -             53,343
         Common stock issued for costs advanced and
            services                                            -             28,256          179,368

     Changes in operating assets and liabilities
         Prepaid expenses and other                          35,000          318,334          353,334
         Accounts payable                                  (158,661)         152,440           38,114
         Accrued liabilities                                (10,501)         (13,050)         (23,551)
         Accrued interest                                       -             50,000           68,741
                                                     --------------   --------------   --------------
           Net cash used in operating
              activities                                   (355,519)      (2,224,891)      (3,007,660)
                                                     --------------   --------------   --------------

  Cash flows from investing activities
     Purchase of property and equipment                         -           (280,767)        (336,317)
     Proceeds from sale of property and equipment               -             35,000           35,000
     Purchase of marketable securities                          -         (1,000,035)      (1,297,433)
     Proceeds from sale of marketable                           -            667,144          667,144
       securities
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                    -                -              1,000
                                                     --------------   --------------   --------------

              Net cash used in investing activities             -           (578,658)        (930,606)
                                                     --------------   --------------   --------------

  Cash flows from financing activities
     Proceeds from issuance of convertible debenture             -         1,977,500        1,977,500
     Proceeds from issuance of warrants and  common
       stock, net                                               -            522,500        2,089,152
     Proceeds from notes payable                                -                -            159,372
     Advances (to) from stockholders                        284,555         (600,000)        (287,660)
                                                     --------------   --------------   --------------

             Net cash provided by financing
               activities                                   284,555        1,900,000        3,938,364
                                                     --------------   --------------   --------------

  Net increase (decrease) in cash                           (70,964)        (903,549)              98

  Cash and cash equivalents, beginning of period             71,062          974,611               -
                                                     --------------   --------------   --------------

  Cash and cash equivalents, end of period           $           98   $       71,062   $           98
                                                     ==============   ==============   ==============

                See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                    (Note 1)

                                                                                        April 4, 1989
                                                        For the Year Ended             (inception) to
                                                           December 31,                 December 31,
                                                     2001                2000               2001
                                                 -------------      --------------     --------------
  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of
        convertible debentures, 56,327
        shares issued and 100,000 shares of
        preferred stock issued in
        conjunction with the conversion of
        the convertible debentures               $   2,471,560      $           -      $    2,471,560
                                                 =============      ==============     ==============
     Common stock issued for property            $        -         $           -      $       62,500
                                                 =============      ==============     ==============
     Common stock issued for services            $        -         $       28,256     $      381,590
                                                 =============      ==============     ==============
     Forgiveness of debt                         $        -         $           -      $      205,898
                                                 =============      ==============     ==============

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

     Until its decision to discontinue it operations, the Company's activities had been directed toward raising capital, developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities.

     The Company has suffered significant losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. In December 2000, the Board of Directors approved the discontinuance of its operations and its online internet related corporate finance activities. Since that time, the Company began exploring strategic alternatives, including a sale, merger or liquidation.

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

     Property and Equipment

     The Company has reflected its investment in various trade names and domain names at its cost basis. Due to the nature of these assets, they are neither depreciated nor amortized.

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

     On April 9, 2001, the Company entered into an Agreement (the "Revised
Agreement") with Global Capital Partners Inc. which superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone
Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture,
Global Capital Partners Inc. was entitled to receive 9,886,236 shares of our stock. Under the terms of the Revised Agreement, we agreed to issue Global
Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock
issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred

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

Note 4.  Commitments

     The Company entered into a lease agreement beginning in January 2000 for office space in Charlotte, North Carolina. Minimum future rentals under this non-cancelable lease are as follows:

                  Year             Amount

                  2002          $    47,600
                                -----------

     Because the Company vacated this office space due to the discontinuation of its operations, it has accrued and recorded the liability for all future lease commitments as of December 31, 2001. The Company abandoned this office space in
December 2000. As of December 31, 2001, the estimated liability related to this lease is $156,400.

Note 5.  Stock Options

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

                                        Incentive Plan               Exercise
                                         Stock Option                  Price
                                         ------------                  -----

     Number of Options Granted             269,000                     $450
     Number of Options Forfeited          (269,000)

     In December 2000, business operations of the Company had been reduced to a minimum operating level in contemplation of a sale or merger. As of December 31,
2000, only two employees remained. No employees exercised any options of the
Company and all issued options of the Company were either forfeited or returned to the Company. No options were granted during the year ended December 31, 2001.

                                  MoneyZone.com
                      (A Company in the Development Stage)
                    Notes to Financial Statements (continued)

Note 6.  Income Taxes

     The Company has an unused net operating loss carryforwards of approximately
$5,525,000, expiring in various periods through 2016. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue
Service. A portion of the net operating losses is limited each year to offset future taxable income, if any, due to the change in ownership of MoneyZone.com's outstanding common stock. This net operating loss carryforwards may result in future income tax benefits of approximately $2,134,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                  2001             2000
                                            --------------    -------------
     Deferred tax liabilities               $         -       $         -
                                            --------------    -------------
     Deferred tax assets:
        Net operating loss carryforwards        2,134,000        2,039,908
        Valuation allowance                    (2,134,000)      (2,039,908)
                                            --------------    -------------
                                            $          -      $         -
                                            ==============    =============

     The valuation allowance for deferred tax assets increased by $94,092 and by
$1,938,928 during the years ended December 31, 2001 and 2000, respectively.

Note 7.  Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The effective date of SFAS No. 133 was deferred by the issuance of SFAS No. 137.
SFAS No. 133 was then further amended by SFAS No. 138. The deferred effective date of SFAS No. 133 is for fiscal years beginning after June 15, 2000. The
Company has adopted SFAS No. 133 as amended by SFAS No. 138 effective with the fiscal year beginning January 1, 2001. It is not anticipated that the adoption of SFAS No. 133 as amended by SFAS No. 138 will have any significant impact on net income due to the Company's limited use of derivative instruments.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which requires that all business combination initiated after June 30, 2001 be accounted for under the purchase method of accounting. The pooling of interest method will no longer be permitted.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible
Assets" ("SFAS 142") which requires that goodwill be reviewed for impairment instead of being amortized to earnings. The statement is effective for fiscals years beginning after December 15, 2001 with early adoption permitted. It is anticipated that the Company will adopt SFAS 142 on January 1, 2002. As of the filing of this report, there are no transitional impairment losses related to a cumulative effect of a change in accounting principle as a result of adopting
SFAS 141 and SFAS 142.

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure

     None

                                    PART III

Item 9.  Executive Officers and Directors

     The following table sets forth the names and ages for the members of our
Board of Directors, our executive officers, and the positions held by each of them:

Name                        Age                      Position

Raymond A. Bills            57               Chairman, Chief Executive Officer,
                                              President and Director

Martin A. Sumichrast        35               Chairman, Director

Randall F. Greene           52               President, Chief Executive Officer
                                              and Director

Craig B. Kendall            44               Chief Financial Officer

Raymond A. Bills, the Chairman of the Board, has served as Chairman of the
Board, Chief Executive Officer and President of MoneyZone.com since January
2002. Since 1983, he is a major account manager for the Dictaphone Corporation.
He is a member of the American Institute of Business. Mr. Bills also serves as our principal financial and accounting officer.

Martin A. Sumichrast, the Chairman of the Board, has served as Chairman of the
Board, Chief Executive Officer and President of Global Capital Partners, Inc.
since December 1998, Vice Chairman since March 1997, and a Director since its inception in 1993. Mr. Sumichrast is a founder of Global Capital Partners Inc.
and was formerly Executive Vice President and Chief Financial Officer. Mr.
Sumichrast resigned as Chairman in January 2002.

Randall F. Greene, the President, Chief Executive Officer and Director, joined
MoneyZone.com in December 1999, from Premier Chemical Products, Inc., which he founded in 1995 and of which he was the President and CEO. Prior to founding
Premier Chemical Products, Mr. Greene was the Chairman and CEO of Blevins
Concession Supply Co. from 1988 to 1995. From 1977 to 1986, Mr. Greene was the
President and CEO of Coastland Corp. of Florida (NASDAQ: CLFL), an investment firm. Mr. Greene resigned as President, Chief Executive Officer and Director in
January 2002.

Craig B. Kendall, the Chief Financial Officer, joined MoneyZone.com in June
1999. From June 1995 to June 1999, he had been the President of Kendall &
Company, an accounting services firm. From June 1989 to June 1995, he was the
Chief Financial Officer for RENEX Corporation, a computer data communication software development and manufacturing firm. He is a licensed Certified Public
Accountant in the states of Maryland and Virginia. Mr. Kendall resigned as Chief
Financial Officer in April 2001.

Director Compensation

Our board of directors has adopted a company policy that eliminated all cash payments for services on the board and attendance at board meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC reports of ownership and changes in ownership and to furnish us with copies of such filed reports. Based solely on a review of the copies of these reports received by us, or written representations from certain reporting persons, we believe that during fiscal 2001, all such reports were timely filed.

Item 10. Executive Compensation

     The following table sets forth certain information regarding the compensation paid by us to each of our executive officers for the years ended
December 31, 2001, 2000 and 1999.

                           Summary Compensation Table
================================================================================
                                                                    Long Term
                                                                   Compensation
                                                                     Awards
                                                                   Securities
Name and                               Annual Compensation         Underlying
Principal Position        Year          Salary       Bonus         Options/(#)

Randall F. Greene (1)     2001        $   66,780     $   --             --
 President and Chief      2000        $  130,000     $   --             --
  Executive Officer       1999        $     --       $   --             --
Martin A. Sumichrast (2)  2001        $     --       $   --             --
 Chairman                 2000        $     --       $   --             --
                          1999        $     --       $   --             --
John D. Brasher Jr. (3)   2001        $     --       $   --             --
 Former President         2000        $     --       $   --             --
  and Chief Executive     1999        $     --       $   --             --
  Officer

(1)  Randall F. Greene became President and Chief Executive Officer of
     MoneyZone.com on January 1, 2000. Mr. Greene resigned as President and
     Chief Executive Officer in January 2002.

(2)  Mr. Sumichrast became President effective  July 12, 1999 upon the consummation of the merger with EBonlineinc.com, Inc., a Delaware corporation, and resigned as such on January 1, 2000.

(3)  Mr. Brasher resigned in all of his capacities with MoneyZone.com effective
     July 12, 1999 upon the consummation of the merger with EBonlineinc.com,
     Inc.

Employment Agreements

     Effective as of January 1, 2000, we entered into an employment agreement with Randall F. Greene which will expired on December 31, 2001. The annual salary for Mr. Greene was initially

fixed at $130,000, with any increases in salary during the term of the agreement to be determined by our Board. As an inducement for entering into the employment agreement, we agreed to grant Mr. Greene 150,000 shares of our Common Stock and
250,000 stock options exercisable at $3.00 per share, vesting 125,000 shares on
December 31,2000, and 125,000 shares on December 31, 2001.

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

Option Grants

     There were no grants to any of the named executive officers or directors of options, stock appreciation rights or similar instruments during the year ended
December 31, 2001.

Option Exercises and Fiscal Year-End Option Values

     There was no exercise by any of the named executive officers or directors of options, stock appreciation rights or similar instruments during the year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2002 by

     o    each person we know to be the beneficial owner of at least 5% of our common stock,

     o    each of our executive officers and directors, and

     o    all of our executive officers and directors as a group.

Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares as beneficially owned by them.

                                                        Number of      Percentage of
   Beneficial Owner (1)            Position(s) Held     Shares Owned   Common Stock
  ------------------------------- ------------------  --------------- ---------------

  Global Capital Partners Inc.                            69,659          69.7%
  Raymond A. Bills                                          --             *
  All Executive Officers and                                --             *
  Directors as a Group (1)
  persons)
----------------------
*    Less than 1 percent.
(1)  Except as otherwise noted, the address for all stockholders listed above is c/o MoneyZone.com, 7025 East 1st Avenue, Suite 5, Scottsdale,
     Arizona 85251.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 13. Exhibits and Reports on Form 8-K

     a.  Exhibits Required by Item 601 of Regulation S-B.

         See Index to Exhibits on pages 30 & 31 of this report.

     b.  There were no reports filed on Form 8-K during the quarter ended
         December 31, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MoneyZone.com
                                  (Registrant)

By:  /s/ Raymond A. Bills
  (Raymond A. Bills, Chairman)

Date: April 15, 2002

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Raymond A. Bills
    (Raymond A. Bills, Chairman,
    Chief Executive Officer
    President and Director*)

Date: April 15, 2002

* Raymond A. Bills also serves as our principal financial and accounting officer.

                                INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------

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

*    Filed Herewith

