Form 10QSB
period 2002-03-31
MONEYZONE COM
filed 2002-05-20
CIK 932127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Mark One

        |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
Yes |X|   No |_|

         Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

         The total number of shares of the registrant's Common Stock, par value
$.15 per share, outstanding on May 17, 2002 was 100,000.

                                  MoneyZone.com
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                          Page
                                                                          ----
Part I-- FINANCIAL INFORMATION
        Item 1. Financial Statements
                Historical Financial Statements
                Balance Sheets as of March 31, 2002 and December 31, 2001..... 2
                Statements of Operations for the Three Ended
                March 31, 2002 and 2001....................................... 3
                Statements of Cash Flows for the Three Months Ended March 31,

Part II-- OTHER INFORMATION

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  MoneyZone.com
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Note 1)

                                                                   March 31,           December 31,

                                                                     2002                  2001
                                                               ----------------      ----------
                                                                  (Unaudited)          (Unaudited)

ASSETS
  Current Assets
      Cash                                                    $      98                $     98
      Related party receivable (Note 3)                               -                      -
      Prepaid expenses and other
                                                              -------------          ------------
                                                                      -                      -
         Total Current Assets                                        98                      98
  Property & equipment, net of accumulated
     depreciation of $ 0 and $ 0                                 14,000                  14,000
                                                              -------------          ------------

            Total Assets                                      $  14,098                $ 14,098
                                                              =============          ============

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities
      Accounts payable                                        $  26,565                $ 38,114

      Accrued liabilities from discontinued operations          227,847                 227,847
      Advances from affiliates                                       -                  284,555
      Accrued interest                                               -                       -
      Convertible debenture (Note 3)                                 -                       -
                                                              _____________        ______________
          Total liabilities                                     254,412                 550,516
                                                              -------------        --------------

    Commitments and contingencies (Notes 1 and 4)

    Shareholders' equity (deficit) (Note 3)
        Preferred stock; $.15 par value; authorized
        10,000,000 shares; 100,000 and 100,000 shares
        issued and outstanding at March 31, 2002 and
        December 31, 2001                                        15,000                  15,000
       Common stock; $.15 par value; authorized
        333,333 shares; 100,000 and 100,000 shares issued
        and outstanding at March 31, 2002 and December 31,
        2001                                                     15,000                  15,000
      Additional paid in capital                              5,386,155               5,386,155
      Deficit accumulated during development stage           (5,656,469)             (5,952,573)
                                                             --------------        --------------
          Total shareholders' equity (deficit)                 (240,314)               (536,418)
                                                             --------------        --------------
            Total Liabilities and Shareholders'

               Equity (Deficit)                              $   14,098             $    14,098
                                                             ==============        ==============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Operations

                                                                                    April 4, 1989
                                                          For the Three Months      (inception) to
                                                              Ended March 31,          March 31,
                                                        -------------------------     ----------
                                                       2002             2001            2002
                                                     ---------        --------        ------------
                                                   (Unaudited)       (Unaudited)      (Unaudited)

Service Income                                      $    -           $     -           $  70,453
Interest Income                                          -                 -              36,352
                                                     ---------        --------        ------------
     Total Income                                        -                 -             106,805
                                                     ---------        --------        ------------
Costs and expenses
   Costs related to attempted
     business acquisitions                               -                 -             192,020
   Web site and related costs                            -                 -             795,640
   Sales and marketing costs                             -                 -             616,203
   General and administrative                         2,250                -           1,420,174
   Interest and financing costs                          -                 -           1,091,357
   Consulting fees                                       -                 -             502,191
   Loss on sale of marketable securities                 -                 -             602,891
   Offering costs
                                                     ---------        --------        ------------
                                                         -                 -              66,464
                                                     ---------        --------        ------------
     Total costs and expenses                         2,250                -           5,284,690
                                                     ---------        --------        ------------
     Income (loss) prior to disposal of business      2,250                -          (5,180,135)

   Loss from disposal of business including a
    change in the estimate for costs associated
    with the disposal of the business                    -            (58,121)          (774,688)
                                                     ---------        --------        ------------

   Loss before extraordinary item                    (2,250)          (58,121)        (5,954,823)

   Extraordinary gain on debt
    forgiveness  by
    affiliated company                              298,354                -             298,354
                                                     ---------        --------        ------------

  Net income (loss)                                $296,104          $(58,121)       $(5,656,469)
                                                     =========        ========        ============
  Weighted average common shares
   Outstanding                                      100,000            61,895
                                                     =========        ========

  Basic and diluted net loss per common
     share before
     extraordinary item                            $  (0.02)         $  (0.94)
                                                     =========        ========
  Basic and diluted net income per
     common share
     from extraordinary item                       $   2.98                -
                                                    ==========        ========

  Basic and diluted net income
     (loss) per common share                       $   2.96          $  (0.94)
                                                   ===========        ========

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                 April 4, 1989
                                                                For the Three Months             (inception) to
                                                                    Ended March 31,                March 31,
                                                             ---------------------------          ----------

                                                              2002                 2001              2002
                                                      --------------------     --------------     ------------
                                                         (Unaudited)            (Unaudited)        (Unaudited)
  Cash flows from operating activities
     Net loss before extraordinary item               $     (2,250)           $   (58,121)         $ (5,954,823)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Loss from disposal of business                     -                      -                531,771
         Accretion of interest and financing costs              -                  21,560             1,044,060
         Write-down to market of trading securities             -                      -                 27,398
         Depreciation and amortization                          -                      -                 69,444
         Loss on sale of marketable securities                  -                      -                602,891
         Capital contributed by shareholder for
               legal fees                                       -                      -                53,343
         Common stock issued for costs advanced and
            services                                            -                      -               179,368

     Changes in operating assets and liabilities
         Prepaid expenses and other                             -                      -               353,334
         Accounts payable                                    2,250                 20,622               40,364
         Accrued liabilities                                    -                 (87,575)             (23,551)
         Accrued interest                                       -                      -                68,741
                                                      --------------------     --------------     ------------
              Net cash used in operating
              activities                                        -                 (103,514)         (3,007,660)
                                                      --------------------     --------------     ------------

  Cash flows from investing activities
     Purchase of property and equipment                         -                       -             (336,317)
     Proceeds from sale of property and equipment               -                   35,000              35,000
     Purchase of marketable securities                          -                       -           (1,297,433)
         Proceeds from sale of marketable                       -                       -              667,144
  securities
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                    -                       -               1,000
                                                      --------------------     --------------     ------------

              Net cash used in investing activities
                                                                -                   (35,000)         (930,606)
                                                      --------------------     --------------     ------------

  Cash flows from financing activities
     Proceeds from issuance of convertible debenture            -                       -           1,977,500
     Proceeds from issuance of warrants and  common
       stock, net                                               -                       -           2,089,152
    Proceeds from notes payable                                 -                       -             159,372
    Advances (to) from stockholders                             -                       -            (287,660)
                                                      --------------------     --------------     ------------
              Net cash provided by financing                    -                       -           3,938,364
              activities                              --------------------     --------------     ------------

  Net increase (decrease) in cash                               -                  (68,514)                98

  Cash and cash equivalents, beginning of period               98                   71,062
                                                      ---------------------  ------------------

  Cash and cash equivalents, end of period            $        98             $      2,548        $        98
                                                      =====================  ==================  =============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                    (Note 1)

                                                                                        April 4, 1989
                                                         For the Three Months          (inception) to
                                                           Ended March 31,               March 31,
                                                      ---------------------------       -----------

                                                        2002                 2001          2002
                                                --------------------    --------------  ------------
                                                    (Unaudited)          (Unaudited)    (Unaudited)

  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of
        convertible debentures, 56,327
        shares issued and 100,000 shares of
        preferred stock issued in
        conjunction with the conversion of
        the convertible debentures             $                 -       $   2,471,560     $     2,471,560
                                               ===================     =================  =================

     Common stock issued for property          $                 -     $                  $         62,500
                                               ===================     ================== =================

     Common stock issued for services          $                 -     $             -    $        381,590
                                               ===================     ================== ================

     Forgiveness of debt                       $          298,354       $            -    $        504,252
                                               ==================      ================== ================

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

Note 2.       Interim Reporting

         The financial statements of MoneyZone.com for the quarterly period ended March 31, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

         The notes accompanying the consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 include accounting policies and additional information pertinent to an understanding of these interim financial statements.

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

                                  MoneyZone.com
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

Note 3.    Summary of Significant Accounting Policies (continued)

      Stock-Based Compensation

         In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-
Based Compensation" SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under
the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

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

                                  MoneyZone.com
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

Note 4.   Forgiveness of Debt

         In conjunction  with the sale of its preferred  stock to an independent third party,  Global Capital  Partners Inc. agreed to forgive its outstanding advances to the Company in the amount of $298,354.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Operations

           On March 31, 2002, we continued to maintain our operations at a minimal operating level in contemplation of a sale or merger.

Results of Operations

         During the three months  ended March 31,  2002,  we had no revenues and a net loss of $2,250 before forgiveness of debt of $298,354. Expenses for during this three month period were primarily related to the costs associated with the maintenance of the entity.

         During the three months ended March 31, 2001, we had no revenues and a net loss related to the disposal of the business of $58,121. Expenses for during this three month period were primarily related to the costs associated with the disposal of the business.

     Liquidity and Capital Resources

         We had $98 in cash at March 31, 2002, and had $254,412 in accounts payable and accrued liabilities from discontinued operations.

     Subsequent Event

         In conjunction  with the sale of its preferred  stock to an independent third party,  Global Capital  Partners Inc. agreed to forgive its outstanding advances to us in the amount of $298,354.

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

                                       3

            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  There were no reports filed on Form 8-K
     during the quarter ended March 31, 2002.

                                       4

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

Date:  May 20, 2002

* Raymond A. Bills also serves as our principal financial and accounting officer.