Form 10QSB
period 2002-06-30
MONEYZONE COM
filed 2002-08-13
CIK 932127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:   0-25022

MoneyZone.com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1148906
(State of incorporation)	(IRS Employer Identification No.)

3260 North Hayden, Suite 209
Scottsdale, Arizona 85251

(Issuer's Telephone Number, Including Area Code)

7025 East 1st Avenue, Suite 5, Scottsdale, Arizona 85251
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
    Yes |X| No | |
Transitional Small Business Disclosure Format:
    Yes | | No |X|
The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on August 8, 2002 was 600,000.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                              Page
                                                                              ----
Part I-- FINANCIAL INFORMATION

     Item 1. Financial Statements

             Historical Financial Statements

             Balance Sheets as of June 30, 2002 and December 31, 2001..........2

             Statements of Operations for the Quarterly Period and Six Months
                 Ended June 30, 2002 and 2001..................................3

             Statements of Cash Flows for the Six Months Ended June 30,

Part II-- OTHER INFORMATION

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Note 1)

                                                     June 30,        December 31,
                                                       2002              2001
                                                 ---------------   ---------------
                                                   (Unaudited)       (Unaudited)

ASSETS
  Current Assets
    Cash                                           $       56        $       98
    Related party receivable (Note 3)                      -                 -
    Prepaid expenses and other                             -                 -
                                                  ---------------   --------------
        Total Current Assets                               56                98
  Property & equipment, net of accumulated
     depreciation of $ 0 and $ 0                       14,000            14,000
                                                  ---------------   --------------
        Total Assets                                $  14,056         $  14,098
                                                  ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities
    Accounts payable                                $  29,220         $  38,114
    Accrued liabilities from discontinued
       operations                                     227,847           227,847
    Advances from affiliates                               -            284,555
    Accrued interest                                       -                 -
    Convertible debenture (Note 3)                         -                 -
                                                  --------------   ---------------
        Total liabilities                             257,067           550,516
                                                  --------------   ---------------
  Commitments and contingencies (Notes 1 and 4)

  Shareholders' equity (deficit) (Note 3)
    Preferred stock; $.15 par value; authorized
       10,000,000 shares; 100,000 and 100,000
       shares issued and outstanding at June 30,
       2002 and December 31, 2001                     15,000             15,000

    Common stock; $.15 par value; authorized
       333,333 shares; 100,000 and 100,000 shares
       issued and outstanding at June 30, 2002
       and December 31, 2001                           15,000            15,000
    Additional paid in capital                      5,386,155         5,386,155
    Deficit accumulated during development stage   (5,659,166)       (5,952,573)
                                                  --------------   ---------------
        Total shareholders' equity (deficit)         (243,011)         (536,418)
                                                  --------------   ---------------
        Total Liabilities and Shareholders'
          Equity (Deficit)                          $  14,056         $  14,098
                                                  ==============   ===============

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                      For the Quarterly Period     For the Six Months       April 4, 1989
                                           Ended June 30,            Ended June 30,        (inception) to
                                      ------------------------   -----------------------      June 30,
                                         2002          2001          2002       2001           2002
                                      -----------  -----------   ----------- -----------   --------------
                                      (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)    (Unaudited)

Service Income                        $       -    $       -     $       -   $       -      $    70,453
Interest Income                               -            -             -           -           36,352
                                      -----------  -----------   ----------- -----------   --------------
        Total Income                          -            -             -           -          106,805
                                      -----------  -----------   ----------- -----------   --------------
Costs and expenses
  Costs related to attempted
     business acquisitions                    -            -             -           -          192,020
  Web site and related costs                  -            -             -           -          795,640
  Sales and marketing costs                   -            -             -           -          616,203
  General and administrative               2,697           -          4,947          -        1,422,871
  Interest and financing costs                -            -             -           -        1,091,357
  Consulting fees                             -            -             -           -          502,191
  Loss on sale of marketable securities       -            -             -           -          602,891
  Offering costs                              -            -             -           -           66,464
                                      -----------  -----------   ----------- -----------   --------------
        Total costs and expenses           2,697           -          4,947          -        5,289,637
                                      -----------  -----------   ----------- -----------   --------------
        Loss prior to disposal
           of business                    (2,697)          -         (4,947)         -       (5,182,832)

  Loss from disposal of business
     including a change in the estimate
     for costs associated with the
     disposal of the business                 -      (184,431)           -     (242,552)       (774,688)
                                      -----------  -----------   ----------- -----------   --------------
  Loss before extraordinary item          (2,697)    (184,431)       (4,947)   (242,552)     (5,957,520)
  Extraordinary gain on debt
     forgiveness by affiliated
     company                                  -            -        298,354          -          298,354
                                      -----------  -----------   ----------- -----------   --------------
  Net income (loss)                   $   (2,697)  $ (184,431)   $  293,407  $ (242,552)    $(5,659,166)
                                      ===========  ===========   =========== ===========   ==============

  Weighted average common shares
     Outstanding                         100,000      100,000       100,000      81,053
                                      ===========  ===========   =========== ===========
  Basic and diluted net loss per
     common share before
     extraordinary item               $    (0.03)  $    (1.84)   $    (0.05) $    (2.99)
                                      ===========  ===========   =========== ===========
  Basic and diluted net income per
     common share from extraordinary
     item                             $       -    $       -     $     2.98  $       -
                                      ===========  ===========   =========== ===========
  Basic and diluted net income
     (loss) per common share          $    (0.03)  $    (1.84)   $     2.93   $   (2.99)
                                      ============ ============  =========== ===========

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                          For the Six Months       April 4, 1989
                                                            Ended June 30,        (inception) to
                                                      --------------------------      June 30,
                                                          2002          2001           2002
                                                      -----------   ------------  ---------------
                                                      (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net loss before extraordinary item                  $   (4,947)   $  (242,552)  $ (5,957,520)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Loss from disposal of business                            -              -         531,771
         Accretion of interest and financing costs            -          21,560      1,044,060
         Write-down to market of trading securities           -              -          27,398
         Depreciation and amortization                        -              -          69,444
         Loss on sale of marketable securities                -              -         602,891
         Capital contributed by shareholder for
            legal fees                                        -              -          53,343
         Common stock issued for costs advanced and
            services                                          -              -         179,368

  Changes in operating assets and liabilities
    Prepaid expenses and other                                -              -         353,334
    Accounts payable                                       4,905         48,456         43,019
    Accrued liabilities                                       -        (109,148)       (23,551)
    Accrued interest                                          -              -          68,741                                                     -----------   ------------  ---------------
        Net cash used in operating
           activities                                        (42)      (281,684)    (3,007,702)
                                                      -----------   ------------  ---------------
Cash flows from investing activities
  Purchase of property and equipment                         -               -        (336,317)
  Proceeds from sale of property and equipment               -           35,000         35,000
  Purchase of marketable securities                          -               -      (1,297,433)
  Proceeds from sale of marketable securities                -               -         667,144
  Net cash acquired on acquisition of
     EBonlineinc.com, Inc.                                   -               -           1,000
                                                      -----------   ------------  ---------------
        Net cash used in investing activities                -          (35,000)      (930,606)
                                                      -----------   ------------  ---------------

Cash flows from financing activities
  Proceeds from issuance of convertible debenture            -               -       1,977,500
  Proceeds from issuance of warrants and  common
     stock, net                                              -               -       2,089,152
  Proceeds from notes payable                                -               -         159,372
  Advances (to) from stockholders                            -               -        (287,660)
                                                      -----------   ------------  ---------------
        Net cash provided by financing activities            -               -       3,938,364
                                                      -----------   ------------  ---------------
Net increase (decrease) in cash                             (42)        (28,768)            56

Cash and cash equivalents, beginning of period               98          71,062             -
                                                      -----------  -------------  ---------------

Cash and cash equivalents, end of period              $      56    $     42,294   $         56
                                                      ===========  =============  ===============

                 See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                    (Note 1)

                                                For the Six Months      April 4, 1989
                                                  Ended June 30,        (inception) to
                                             ------------------------      June 30,
                                                 2002         2001           2002
                                             -----------  -----------   -------------
                                             (Unaudited)  (Unaudited)    (Unaudited)
Supplemental disclosure of cash flow
   information
  Common stock issued under terms of
     convertible debentures, 56,327
     shares issued and 100,000 shares
     of preferred stock issued in
     conjunction with the conversion
     of the convertible debentures           $       -    $ 2,471,560     $ 2,471,560
                                             ===========  ===========   ===============
  Common stock issued for property           $       -    $       -       $    62,500
                                             ===========  ===========   ===============
  Common stock issued for services           $       -    $       -       $   381,590
                                             ===========  ===========   ===============
  Forgiveness of debt                        $  298,354   $       -       $   504,252
                                             ===========  ===========   ===============

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1.    Organization, Business, and Consolidation

         The financial statements presented are those of MoneyZone.com, Inc., a
Delaware corporation and a development stage company (the "Company"). The
Company was incorporated on April 4, 1989 under the laws of the State of Nevada under the name Chelsea Atwater, Inc., later changing its name to CERX
Entertainment Corporation and subsequently to CERX Entertainment Corporation,
CERX Venture Corporation and, on July 8, 1999, in connection with the merger of
EBonlineinc.com, Inc., a Delaware corporation, with the Company, to
EBonlineinc.com. Upon consummation of the merger, EBonlineinc.com, Inc. ceased to exist and the Company was the sole surviving entity. On December 16, 1999, the Board of Directors approved the Company changing its name to MoneyZone.com,
Inc.

         Until its decision to discontinue it operations, the Company's activities had been directed toward raising capital, developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities.

         The Company has suffered significan  losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. In December 2000, the Board of Directors approved the discontinuance of its operations and its online internet related corporate finance activities. Since that time, the Company began exploring strategic alternatives, including a sale, merger or liquidation.

Note 2.       Interim Reporting

         The financial statements of MoneyZone.com, Inc. for the quarterly period ended June 30, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

                               MoneyZone.com, Inc.
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

      Stock Split

         On March 30, 2001, the Company affected a 150 for 1 reverse split of the Company's common stock.

      Reclassifications

         Certain amounts in prior periods have been reclassified to conform to the current presentation.

Note 4.   Forgiveness of Debt

         In conjunction with the sale of its preferred stock to an independent third party, Global Capital Partners Inc. agreed to forgive its outstanding advances to the Company in the amount of $298,354.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

Note 5.   Subsequent Events

      Issuance of Common Stock

         In July 2002, the Company issued a total of 3,000 shares of its common stock to two of its officers and directors as compensation for services. Also, in July 2002, the Company entered into consulting agreements with six separate persons that were neither officers nor directors. Under the terms of these consulting agreements, the Company issued a total of 497,052 shares of its common stock. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements.

      Pending Merger

         On July 15, 2002, the Company entered into an Agreement and Plan for
Reorganization whereby it acquired 100 percent of the issued and outstanding common stock of Quick Test 5, Inc. ("QT5"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, MoneyZone.com, Inc. will perform a
5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors will resign and the officers and directors of QT5 will become the new officers and directors of MoneyZone.com,
Inc. MoneyZone.com, Inc. will also change its name to QT5, Inc. and apply for a new symbol for trading on the OTC.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Operations

           On June 30, 2002, we continued to maintain our operations at a minimal operating level in contemplation of a sale or merger.

Results of Operations

         During the three months ended June 30, 2002, we had no revenues and a net loss of $2,697. Expenses during this three month period were primarily related to the costs associated with the maintenance of the entity.

         In conjunction  with the sale of its preferred  stock to an independent third party, Global Capital Partners Inc. agreed to forgive its outstanding advances to us in the amount of $298,354.

         During the three  months ended March 31, 2001,  we had no revenues and a net loss related to the disposal of the business of $184,431. Expenses during this three month period were primarily related to the costs associated with the disposal of the business.

     Liquidity and Capital Resources

         We had $56 in cash at June 30, 2002, and had $257,067 in accounts payable and accrued liabilities from discontinued operations.

     Subsequent Events

       Resignation of Officer

         In July 2002, Raymond Bills resigned as our Chairman, Chief Executive
Officer, President and Director. John Iannetta was named as President and to the board of directors.  Halla Moran was named as Secretary and to the board of directors.

       Issuance of Common Stock

         In July 2002, we issued a total of 3,000 shares of our common stock to two of our officers and directors as compensation for services. Also, in July
2002, we entered into consulting agreements with six separate persons that were neither officers nor directors of us. Under the terms of these consulting agreements, we issued a total of 497,052 shares of our common stock. These shares of our common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements.

       Pending Merger

         On July 15, 2002, we entered into an Agreement and Plan for
Reorganization whereby we acquired 100 percent of the issued and outstanding common stock of Quick Test 5, Inc. ("QT5"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, we will perform a 5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors will resign and the officers and directors of
QT5 will become the new officers and directors of us. We will also change our name to QT5, Inc. and apply for a new symbol for trading on the OTC.

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

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Subsequent Events

       Resignation of Officer

         In July 2002, Raymond Bills resigned as our Chairman, Chief Executive
Officer, President and Director. John Iannetta was named as President and to the board of directors. Halla Moran was named as Secretary and to the board of directors.

       Issuance of Common Stock

         In July 2002, we issued a total of 3,000 shares of our common stock to two of our officers and directors as compensation for services. Also, in July
2002, we entered into consulting agreements with six separate persons that were neither officers nor directors of us. Under the terms of these consulting agreements, we issued a total of 497,052 shares of our common stock. These shares of our common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements.

       Pending Merger

         On July 15, 2002, we entered into an Agreement and Plan for
Reorganization whereby we acquired 100 percent of the issued and outstanding common stock of Quick Test 5, Inc. ("QT5"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, we will perform a 5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors will resign and the officers and directors of
QT5 will become the new officers and directors of us. We will also change our name to QT5, Inc. and apply for a new symbol for trading on the OTC.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         None

     b.  There were no reports filed on Form 8-K during the quarter ended June
         30, 2002.

                                       4

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MoneyZone.com, INC.

                                                     (Registrant)

                                                By:  /s/ John Iannetta
                                                ---------------------------
                                                         John Iannetta, President*

                                                Date:    August 12, 2002
                                                ---------------------------

* John Iannetta also serves as our principal financial and accounting officer.