Form 10QSB/A
period 2002-03-31
MONEYZONE COM
filed 2002-11-13
CIK 932127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A No.1

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

                                  MoneyZone.com, Inc.
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

                             Explanatory Note

        The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and Analysis or
Plan of Operation of its Form 10-QSB for the quarterly period ended March 31,
2002. The amendments effected hereby are to accurately report certain changes to the balance sheets and statements of operations and to note 4 of the notes to financial statements and to further clearly reflect the registrant's financial position for the quarterly period ended March 31, 2002.

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

                Statements of Cash Flows for the Three Months Ended March 31,

Part II-- OTHER INFORMATION

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  MoneyZone.com
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Note 1)

                                                                   March 31,           December 31,
                                                                     2002                  2001
                                                               ----------------       -------------
                                                                 (As Restated)
                                                                  (Unaudited)

ASSETS
  Current Assets
      Cash                                                    $      98                $     98
      Related party receivable (Note 3)                               -                       -
      Prepaid expenses and other                                      -                       -
                                                              -------------          ------------
         Total Current Assets                                        98                      98
  Property & equipment, net of accumulated
     depreciation of $ 0 and $ 0                                 14,000                  14,000
                                                              -------------          ------------

            Total Assets                                      $  14,098                $ 14,098
                                                              =============          ============

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities
      Accounts payable                                        $  26,565                $ 38,114

      Accrued liabilities from discontinued operations          227,847                 227,847
      Advances from affiliates                                        -                 284,555
      Accrued interest                                                -                       -
      Convertible debenture (Note 3)                                  -                       -
                                                              -------------        --------------
          Total liabilities                                     254,412                 550,516
                                                              -------------        --------------

    Commitments and contingencies (Notes 1 and 4)

    Shareholders' equity (deficit) (Note 3)
        Preferred stock; $.15 par value; authorized
        10,000,000 shares; 100,000 and 100,000 shares
        issued and outstanding at March 31, 2002 and
        December 31, 2001                                        15,000                  15,000
       Common stock; $.15 par value; authorized
        25,000,000 shares; 100,000 and 100,000 shares issued
        and outstanding at March 31, 2002 and December 31,
        2001                                                     15,000                  15,000
      Additional paid in capital                              5,684,509               5,386,155
      Deficit accumulated during development stage           (5,954,823)             (5,952,573)
                                                             --------------        --------------
          Total shareholders' equity (deficit)                 (240,314)               (536,418)
                                                             --------------        --------------
            Total Liabilities and Shareholders'
               Equity (Deficit)                              $   14,098             $    14,098
                                                             ==============        ==============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Operations

                                                          For the Three Months      April 4, 1989
                                                             Ended March 31,        (inception) to
                                                       ------------------------        March 31,
                                                       2002             2001             2002
                                                     ---------        --------        ------------
                                                  (As Restated)                      (As Restated)
                                                   (Unaudited)       (Unaudited)      (Unaudited)

Service Income                                      $    -           $     -           $  70,453
Interest Income                                          -                 -              36,352
                                                     ---------        --------        ------------
     Total Income                                        -                 -             106,805
                                                     ---------        --------        ------------
Costs and expenses
   Costs related to attempted
     business acquisitions                               -                 -             192,020
   Web site and related costs                            -                 -             795,640
   Sales and marketing costs                             -                 -             616,203
   General and administrative                         2,250                -           1,420,174
   Interest and financing costs                          -                 -           1,091,357
   Consulting fees                                       -                 -             502,191
   Loss on sale of marketable securities                 -                 -             602,891
   Offering cost s                                        -                 -              66,464
                                                     ---------        --------        ------------
     Total costs and expenses                         2,250                -           5,284,690
                                                     ---------        --------        ------------
     Income (loss) prior to disposal of business      2,250                -          (5,180,135)

   Loss from disposal of business including a
    change in the estimate for costs associated
    with the disposal of the business                    -            (58,121)          (774,688)
                                                     ---------        --------        ------------

   Net income (loss)                                 (2,250)          (58,121)        (5,954,823)

  Weighted average common shares
   Outstanding                                      100,000            61,895
                                                     =========        ========

  Basic and diluted net loss per common
     share                                         $  (0.02)         $  (0.94)
                                                     =========        ========

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                For the Three Months             April 4, 1989
                                                                    Ended March 31,              (inception) to
                                                             ---------------------------          March 31,
                                                              2002                 2001              2002
                                                      --------------------     --------------     ------------
                                                         (Unaudited)            (Unaudited)        (Unaudited)
  Cash flows from operating activities
     Net loss                                         $     (2,250)           $   (58,121)         $ (5,954,823)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Loss from disposal of business                     -                      -                531,771
         Accretion of interest and financing costs              -                  21,560             1,044,060
         Write-down to market of trading securities             -                      -                 27,398
         Depreciation and amortization                          -                      -                 69,444
         Loss on sale of marketable securities                  -                      -                602,891
         Capital contributed by shareholder for
               legal fees                                       -                      -                53,343
         Common stock issued for costs advanced and
            services                                            -                      -               179,368

     Changes in operating assets and liabilities
         Prepaid expenses and other                             -                      -               353,334
         Accounts payable                                    2,250                 20,622               40,364
         Accrued liabilities                                    -                 (87,575)             (23,551)
         Accrued interest                                       -                      -                68,741
                                                      --------------------     --------------     ------------
              Net cash used in operating
              activities                                        -                 (103,514)         (3,007,660)
                                                      --------------------     --------------     ------------

  Cash flows from investing activities
     Purchase of property and equipment                         -                       -             (336,317)
     Proceeds from sale of property and equipment               -                   35,000              35,000
     Purchase of marketable securities                          -                       -           (1,297,433)
     Proceeds from sale of marketable securities                -                       -              667,144
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                    -                       -               1,000
                                                      --------------------     --------------     ------------

              Net cash used in investing activities             -                   (35,000)         (930,606)
                                                      --------------------     --------------     ------------

  Cash flows from financing activities
     Proceeds from issuance of convertible debenture            -                       -           1,977,500
     Proceeds from issuance of warrants and common
       stock, net                                               -                       -           2,089,152
    Proceeds from notes payable                                 -                       -             159,372
    Advances (to) from stockholders                             -                       -            (287,660)
                                                      --------------------     --------------     ------------
              Net cash provided by financing                    -                       -           3,938,364
              activities                              --------------------     --------------     ------------

  Net increase (decrease) in cash                               -                  (68,514)                98

  Cash and cash equivalents, beginning of period               98                   71,062                 -
                                                      ---------------------  ------------------   ------------

  Cash and cash equivalents, end of period            $        98             $      2,548        $        98
                                                      =====================  ==================  =============

                 See accompanying notes to financial statements.

                                  MoneyZone.com
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                    (Note 1)

                                                         For the Three Months           April 4, 1989
                                                           Ended March 31,             (inception) to
                                                      ---------------------------        March 31,
                                                        2002                 2001          2002
                                                --------------------    --------------  ------------
                                                    (Unaudited)          (Unaudited)    (Unaudited)

  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of
        convertible debentures, 56,327
        shares issued and 100,000 shares of
        preferred stock issued in
        conjunction with the conversion of
        the convertible debentures             $                 -       $   2,471,560     $     2,471,560
                                               ===================     =================  =================

     Common stock issued for property          $                 -     $             -    $         62,500
                                               ===================     ================== =================

     Common stock issued for services          $                 -     $             -    $        381,590
                                               ===================     ================== ================

     Forgiveness of debt recorded as           $          298,354       $            -    $        504,252
        equity contribution                     ==================      ================== ================

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

                                  MoneyZone.com
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

Note 4.   Forgiveness of Debt

         In conjunction with the sale of its preferred stock to an independent third party,  Global Capital Partners Inc. agreed to forgive its outstanding advances to the Company in the amount of $298,354.  This has been reflected in the accompanying financial statements as an increase to additional paid in capital.

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

Item 3.            Controls and Procedures.

         (a)      Explanation of Disclosure Controls and Procedures

         Not applicable because this report covers a period ending prior to
         August 29, 2002.

         (b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Number      Description

         99.1           Certification of President and Principal Executive,
                        Accounting and Financial Officer pursuant to 18 U.S.C.
                        Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

     b.  There were no reports filed on Form 8-K during the quarter ended March
         31, 2002.

                                       4

                                   SIGNATURES

      In  accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MoneyZone.com, Inc.
                                                        -------------------
                                                         (Registrant)

                                                By:  /s/ John Iannetta
                                                ---------------------------
                                                         John Iannetta, President*

                                                Date:    November 13, 2002
                                                ---------------------------

* John Iannetta also serves as our principal executive, financial and accounting officer.

                                  CERTIFICATION
                                  -------------

         I, John Iannetta, President and Principal Executive, Financial and
Accounting Officer of Moneyzone.com, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Registrant as of, and for, the periods presented in this quarterly report;

November 13, 2002

By: /s/  John Iannetta
----------------------
         John Iannetta
         President
         Principal Executive, Accounting and Financial Officer