Form 10QSB/A
period 2002-06-30
MONEYZONE COM
filed 2002-11-13
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A No.1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:   0-25022

MoneyZone.com, Inc.

(Name of Small Business Issuer in its charter)

Delaware	72-1148906
(State of incorporation)	(IRS Employer Identification No.)

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

                                Explanatory Note

        The undersigned registrant hereby amends portions of Part I, Item 1,
Financial Statements and Part I, Item 2, Management's Discussion and Analysis or
Plan of Operation of its Form 10-QSB for the quarterly period ended June 30,
2002. The amendments effected hereby are to accurately report certain changes to the balance sheets and statements of operations and to note 4 of the notes to financial statements and to further clearly reflect the registrant's financial position for the quarterly period ended June 30, 2002.

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

             Statements of Cash Flows for the Six Months Ended June 30,

Part II-- OTHER INFORMATION

                                       2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                    (Note 1)

                                                     June 30,        December 31,
                                                       2002              2001
                                                 ---------------   --------------
                                                   (As Restated)
                                                     Unaudited)

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
       2002 and December 31, 2001                     15,000             15,000

    Common stock; $.15 par value; authorized
       25,000,000 shares; 100,000 and 100,000
       shares issued and outstanding at
       June 30, 2002 and December 31, 2001            15,000             15,000
    Additional paid in capital                      5,684,509         5,386,155
    Deficit accumulated during development stage   (5,957,520)       (5,952,573)
                                                  --------------   ---------------
        Total shareholders' equity (deficit)         (243,011)         (536,418)
                                                  --------------   ---------------
        Total Liabilities and Shareholders'
          Equity (Deficit)                          $  14,056         $  14,098
                                                  ==============   ===============

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                      For the Quarterly Period     For the Six Months       April 4, 1989
                                           Ended June 30,            Ended June 30,        (inception) to
                                      ------------------------   -----------------------      June 30,
                                         2002          2001          2002       2001           2002
                                      -----------  -----------   ----------- -----------   --------------
                                                                (As Restated)               (As Restated)
                                      (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)

Service Income                        $       -    $       -     $       -   $       -      $    70,453
Interest Income                               -            -             -           -           36,352
                                      -----------  -----------   ----------- -----------   --------------
        Total Income                          -            -             -           -          106,805
                                      -----------  -----------   ----------- -----------   --------------
Costs and expenses
  Costs related to attempted
     business acquisitions                    -            -             -           -          192,020
  Web site and related costs                  -            -             -           -          795,640
  Sales and marketing costs                   -            -             -           -          616,203
  General and administrative               2,697           -          4,947          -        1,422,871
  Interest and financing costs                -            -             -           -        1,091,357
  Consulting fees                             -            -             -           -          502,191
  Loss on sale of marketable securities       -            -             -           -          602,891
  Offering costs                              -            -             -           -           66,464
                                      -----------  -----------   ----------- -----------   --------------
        Total costs and expenses           2,697           -          4,947          -        5,289,637
                                      -----------  -----------   ----------- -----------   --------------
        Loss prior to disposal
           of business                    (2,697)          -         (4,947)         -       (5,182,832)

  Loss from disposal of business
     including a change in the estimate
     for costs associated with the
     disposal of the business                 -      (184,431)           -     (242,552)       (774,688)
                                      -----------  -----------   ----------- -----------   --------------
  Net loss                                (2,697)    (184,431)       (4,947)   (242,552)     (5,957,520)
                                      -----------  -----------   ----------- -----------   --------------
  Weighted average common shares
     Outstanding                         100,000      100,000       100,000      81,053
                                      ===========  ===========   =========== ===========
  Basic and diluted net loss per
     common share                     $    (0.03)  $    (1.84)   $    (0.05) $    (2.99)
                                      ===========  ===========   =========== ===========

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                          For the Six Months       April 4, 1989
                                                            Ended June 30,        (inception) to
                                                      --------------------------      June 30,
                                                          2002          2001           2002
                                                      -----------   ------------  ---------------
                                                      (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net loss                                            $   (4,947)   $  (242,552)  $ (5,957,520)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
    Loss from disposal of business                            -              -         531,771
         Accretion of interest and financing costs            -          21,560      1,044,060
         Write-down to market of trading securities           -              -          27,398
         Depreciation and amortization                        -              -          69,444
         Loss on sale of marketable securities                -              -         602,891
         Capital contributed by shareholder for
            legal fees                                        -              -          53,343
         Common stock issued for costs advanced and
            services                                          -              -         179,368

  Changes in operating assets and liabilities
    Prepaid expenses and other                                -              -         353,334
    Accounts payable                                       4,905         48,456         43,019
    Accrued liabilities                                       -        (109,148)       (23,551)
    Accrued interest                                          -              -          68,741                                                     -----------   ------------  ---------------
        Net cash used in operating
           activities                                        (42)      (281,684)    (3,007,702)
                                                      -----------   ------------  ---------------
Cash flows from investing activities
  Purchase of property and equipment                         -               -        (336,317)
  Proceeds from sale of property and equipment               -           35,000         35,000
  Purchase of marketable securities                          -               -      (1,297,433)
  Proceeds from sale of marketable securities                -               -         667,144
  Net cash acquired on acquisition of
     EBonlineinc.com, Inc.                                   -               -           1,000
                                                      -----------   ------------  ---------------
        Net cash used in investing activities                -          (35,000)      (930,606)
                                                      -----------   ------------  ---------------

Cash flows from financing activities
  Proceeds from issuance of convertible debenture            -               -       1,977,500
  Proceeds from issuance of warrants and  common
     stock, net                                              -               -       2,089,152
  Proceeds from notes payable                                -               -         159,372
  Advances (to) from stockholders                            -               -        (287,660)
                                                      -----------   ------------  ---------------
        Net cash provided by financing activities            -               -       3,938,364
                                                      -----------   ------------  ---------------
Net increase (decrease) in cash                             (42)        (28,768)            56

Cash and cash equivalents, beginning of period               98          71,062             -
                                                      -----------  -------------  ---------------

Cash and cash equivalents, end of period              $      56    $     42,294   $         56
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
     equity contribution                     ===========  ===========   ===============

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

Note 4.   Forgiveness of Debt

         In conjunction with the sale of its preferred stock to an independent third party, Global Capital Partners Inc. agreed to forgive its outstanding advances to the Company in the amount of $298,354.  This has been reflected in the accompanying financial statements as an increase to aditional paid in capital.

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

      Pending Merger

         On July 15, 2002, the Company entered into an Agreement and Plan for
Reorganization whereby it acquired 100 percent of the issued and outstanding common stock of Quick Test 5, Inc. ("Quicktest") , a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, the Company will perform a
5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors of the Company will resign and the officers and directors of Quicktest will become the new officers and directors of the Company. The Company will also change its name to QT5, Inc.
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

         During the three  months ended June 30, 2001,  we had no revenues and a net loss related to the disposal of the business of $184,431. Expenses during this three month period were primarily related to the costs associated with the disposal of the business.

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

       Pending Merger

         On July 15, 2002, we entered into an Agreement and Plan for
Reorganization whereby we acquired 100 percent of the issued and outstanding common stock of Quick Test 5, Inc. ("Quicktest") , a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, we will perform a 5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors will resign and the officers and directors of
Quicktest will become the new officers and directors of us. We will also change our name to QT5, Inc. and apply for a new symbol for trading on the OTC.

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
                                                 ------------------
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

November 13, 2002

By:  /s/ John Iannetta
     ------------------
         John Iannetta
         President
         Principal Executive, Accounting and Financial Officer