Form 10QSB
period 2002-09-30
MONEYZONE COM
filed 2002-11-13
CIK 932127

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Mark One
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

             3260 North Hayden, Suite 209, Scottsdale, Arizona 85251
               (Address Of Principal Executive Offices) (Zip Code)

                (Issuer's Telephone Number, Including Area Code)

            7025 East 1st Avenue, Suite 5, Scottsdale, Arizona 85251
(Former name, former address and former fiscal year, if changed since last report.)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

         The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on November 11, 2002 was 600,000.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                            Page
                                                                            ----
Part I-- FINANCIAL INFORMATION

     Item 1. Financial Statements

       Historical Financial Statements

         Balance Sheets as of September 30, 2002 and December 31, 2001.........2

         Statements of Operations for the Quarterly Period and Nine Months
           Ended September 30, 2002 and 2001...................................3

         Statements of Cash Flows for the Nine Months Ended

Part II-- OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                    September 30,   December 31,
                                                       2002             2001
                                                    ---------------- -----------
                                                     (Unaudited)

ASSETS

  Current assets
    Cash                                             $        56     $       98
    Advance receivable                                   300,000             -
                                                    -------------   ------------

       Total current assets                              300,056             98
  Property and equipment, net of accumulated
    depreciation of $ 0 and $ 0                           14,000         14,000
                                                     ------------   ------------
          Total assets                               $   314,056    $    14,098
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

  Current liabilities
      Accounts payable                               $    21,739    $    38,114
      Notes and accrued interest payable
        to shareholders                                  304,373             -
      Accrued liabilities from discontinued
         operations                                      156,400       227,847
      Advances from affiliates                            11,399       284,555
                                                    -------------    -----------
          Total liabilities                              493,911       550,516
                                                    -------------    -----------

    Commitments and contingencies

    Shareholders' deficit

        Preferred stock; $.15 par value; authorized
        10,000,000 shares; 100,000 and 100,000 shares
        issued and outstanding at September 30, 2002
        and December 31, 2001, respectively               15,000         15,000

       Common stock; $.15 par value; authorized
        25,000,000 shares; 600,000 and 100,000 shares
        issued and outstanding at September 30, 2002
        and December 31, 2001, respectively               90,000         15,000

      Prepaid consulting
                                                        (467,040)            -

      Additional paid in capital                       8,609,821      5,386,155

      Deficit accumulated during development stage    (8,427,636)    (5,952,573)
                                                    ---------------  -----------

          Total shareholders' deficit                   (179,855)      (536,418)
                                                    ---------------  -----------

            Total liabilities and shareholders'
               deficit                               $    314,056   $    14,098
                                                    ===============  ===========

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                              For the Quarterly Period                For the Nine Months
                                                  Ended September 30,                 Ended September 30,             April 4, 1989
                                              ------------------------             -------------------------          (inception) to
                                                                                                                       September 30,
                                                  2002             2001             2002                 2001              2002
                                            --------------    -------------    ----------------     -------------     ------------
                                             (Unaudited)       (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)

Service income                              $         -        $       -       $          -         $         -       $     70,453
                                                      -                -                  -                   -             36,352
Interest income                             --------------    --------------   ----------------     -------------     ------------

     Total income                                     -                -                  -                   -            106,805
                                            --------------    --------------   ----------------     -------------     ------------

Costs and expenses(income)
   Costs related to attempted
     business acquisitions                            -                -                  -                   -            192,020
   Web site and related costs                         -                -                  -                   -            795,640
   Sales and marketing costs                          -                -                  -                   -            616,203
   General and administrative                    23,434                -             28,381                   -          1,446,305
   Interest and financing costs                   4,373                -              4,373                   -          1,095,730
   Consulting fees                            2,533,272                -          2,533,272                   -          3,035,463
   Loss on sale of marketable securities              -                -                  -                   -            602,891
   Gain on debt forgiveness                     (90,963)               -            (90,963)                  -            (90,963)
   Offering costs                                     -                -                  -                   -             66,464
                                            -------------     --------------   ----------------     -------------     ------------
     Total costs and expenses                 2,470,116                -          2,475,063                   -          8,427,636
                                            -------------     --------------   ----------------     -------------     ------------
     Loss prior to loss from disposal of     (2,470,116)               -         (2,475,063)                  -         (8,427,636)
     business

    Loss from disposal of business
    including a change in the estimate
    for costs associated with the
    disposal of the business                          -             (365)                 -            (242,917)          (774,688)
                                            -------------     --------------   ----------------     --------------    -------------
  Net loss                                  $(2,470,116)      $     (365)      $ (2,475,063)       $   (242,917)      $ (8,427,636)
                                            =============     ==============   ================     ==============    =============
  Weighted average common shares
      outstanding                               518,479          100,000            241,026              81,053
                                            =============     ==============   ================     ==============
  Basic and diluted net loss per common
      share                                 $     (4.76)      $        -       $     (10.27)       $      (3.00)
                                            =============     ==============   ================     ==============

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                 For the Nine Months                April 4, 1989
                                                                  Ended September 30,               (inception) to
                                                            ----------------------------             September 30,
                                                              2002                  2001                 2002
                                                      -------------------      --------------       ----------------
                                                           (Unaudited)          (Unaudited)           (Unaudited)
  Cash flows from operating activities
     Net loss                                          $   (2,475,063)         $    (242,917)      $   (8,427,636)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Loss from disposal of business                         -                      -              531,771
         Accretion of interest and financing costs                  -                 21,560            1,044,060
         Write-down to market of trading securities                 -                      -               27,398
         Depreciation and amortization                              -                      -               69,444
         Gain on debt forgiveness                             (90,963)                     -              (90,963)
         Loss on sale of marketable securities                      -                      -              602,891
         Capital contributed by shareholder for
               legal fees                                           -                      -               53,343
         Common stock issued for costs advanced and
            services                                        3,000,312                      -            3,179,368

     Changes in operating assets and liabilities
         Prepaid expenses and other                                 -                 35,000              353,334
         Prepaid consulting                                  (467,040)                     -             (467,040)
         Accounts payable                                      16,940               (158,561)              55,054
         Accrued liabilities                                   11,399                (10,501)             (12,152)
         Accrued interest                                       4,373                      -               73,114
                                                      -------------------      --------------       ----------------
              Net cash used in operating activities              (42)               (355,419)         (3,007,702)
                                                      -------------------      --------------       ----------------

  Cash flows from investing activities
     Purchase of property and equipment                             -                      -            (336,317)
     Proceeds from sale of property and equipment                   -                      -              35,000
      Purchase of marketable securities                             -                      -          (1,297,433)
         Proceeds from sale of marketable securities                -                      -             667,144
         Advance to merger candidate                         (300,000)                     -            (300,000)
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                        -                      -               1,000
                                                      --------------------     --------------       ----------------
              Net cash used in investing activities          (300,000)                     -          (1,230,606)
                                                      --------------------     --------------       ----------------

  Cash flows from financing activities
     Proceeds from issuance of convertible debenture                -                      -            1,977,500
     Proceeds from issuance of warrants and  common
       stock, net                                                   -                      -            2,089,152
    Proceeds from notes payable                               300,000                      -              459,372
    Advances (to) from stockholders                                 -                284,555             (287,660)
                                                      --------------------     ---------------      ----------------
              Net cash provided by financing
                 activities                                   300,000                284,555            4,238,364
                                                      --------------------     ---------------      ----------------

  Net increase (decrease) in cash                                 (42)               (70,864)                  56

  Cash and cash equivalents, beginning of period                   98                 71,062                    -
                                                      --------------------     ---------------      ----------------

  Cash and cash equivalents, end of period             $           56          $         198        $          56
                                                      ====================     ==============       ================

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                          For the Nine Months               April 4, 1989
                                                             Ended September 30,            (inception) to
                                                --------------------------------------       September 30,
                                                        2002                 2001                2002
                                                ------------------      --------------     ----------------
                                                    (Unaudited)          (Unaudited)         (Unaudited)

  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of
        convertible debentures, 56,327
        shares issued and 100,000 shares of
        preferred stock issued in
        conjunction with the conversion of
        the convertible debentures             $               -       $     2,471,560     $     2,471,560
                                               ===================     =================   =================

     Common stock issued for property          $               -       $             -     $        62,500
                                               ===================     ==================  =================

     Common stock issued for services          $               -       $             -     $       381,590
                                               ===================     ==================  =================
     Forgiveness of debt recorded as
        equity contribution                    $         298,354       $             -     $       504,252
                                               ===================     ==================  =================
     Common stock issued under terms of
        consulting agreements and
        compensation for services              $       3,000,312                     -     $     3,000,312
                                               ===================     ==================  =================

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1.    Organization, Business, and Consolidation

        The financial statements presented are those of MoneyZone.com, Inc., a
Delaware corporation and a development stage company (the "Company"). The
Company was incorporated on April 4, 1989 under the laws of the State of Nevada under the name Chelsea Atwater, Inc., later changing its name to CERX
Entertainment Corporation and subsequently to CERX Venture Corporation and, on
July 8, 1999, in connection with the merger of EBonlineinc.com, Inc., a Delaware corporation, with the Company, to EBonlineinc.com. Upon consummation of the merger, EBonlineinc.com, Inc. ceased to exist and the Company was the sole surviving entity. On December 16, 1999, the Board of Directors approved the
Company changing its name to MoneyZone.com, Inc.

        Until its decision to discontinue it operations, the Company's activities had been directed toward raising capital, developing, implementing and marketing an Internet site designed to facilitate mergers, acquisitions, and the funding of corporate finance activities.

        The Company has suffered significant losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. In December 2000, the Board of Directors approved the discontinuance of its operations and its online internet related corporate finance activities. Since that time, the Company began exploring strategic alternatives, including a sale, merger or liquidation. See Note 6 for information regarding a pending merger.

Note 2.       Interim Reporting

        The financial statements of the Company for the quarterly period ended
September 30, 2002 have been prepared by the Company, are unaudited, and are subject to year-end adjustments. These unaudited financial statements reflect all known adjustments (which included only normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented in accordance with generally accepted accounting principles. The results presented herein for the interim periods are not necessarily indicative of the actual results to be expected for the fiscal year.

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

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Continued)

Note 3.    Summary of Significant Accounting Policies (continued)

      Stock-Based Compensation

        In October, 1995, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" SFAS No.
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

      New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", to
update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was rescinded because it was no longer necessary. The adoption of SFAS No. 145 resulted in the Company recording current gains on debt forgiveness as other income (see Note 4).

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

        The Company has negotiated settlements with several of its creditors for less than the face amount of the original liabilities. The overall net adjustment has been reflected as a gain on debt forgiveness in the accompanying statement of operations.

Note 5.   Issuance of Common Stock

        In July 2002, the Company issued a total of 33,000 shares of its common stock to two of its officers and directors and third parties as compensation for services. Also, in July 2002, the Company entered into consulting agreements with three separate persons (who are neither officers nor directors of the company) whereby the Company issued a total of 467,052 shares of its common stock, to be earned ratably over the three-month period from July 16, 2002 through October 15, 2002. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at $6.00 per share which represents the per share closing price on the nearest trade date. The Company recorded $467,040 to prepaid consulting, representing the portion of related-party consulting fees not yet earned as of September 30, 2002.

Note 6.   Pending Merger

        On July 15, 2002, the Company entered into an Agreement and Plan for
Reorganization whereby it will acquire 100 percent of the issued and outstanding common stock of Quicktest 5 Inc. ("Quicktest"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the effectiveness of the transaction, the Company will perform a
5-for-1 forward split and issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors of the Company will resign and the officers and directors of Quicktest will become the new officers and directors of the Company. The Company will also change its name to QT5, Inc. As Quicktest will retain control of the combined entity after the merger is completed, this transaction will be accounted for as a "reverse acquisition." Under reverse acquisition accounting, the Company is considered the accounting acquiree and
Quicktest is considered the accounting acquiror and the 3,000,000 shares of previously outstanding Company common stock will be accounted for as a recapitalization of Quicktest.

Note 7.   Notes Payable

        On July 16, 2002, three of the consultants receiving shares under the consulting agreements described in Note 5 provided loans totaling $300,000 to the Company with a maturity date of July 15, 2004. Under the terms of the promissory notes, interest accrues at seven percent per annum with the principal and accrued interest due at maturity. For the three months ended September 30,
2002, the Company accrued interest of $4,373.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (Continued)

Note 8.   Advance Receivable

        In July 2002, the Company advanced $300,000 to Quicktest. Under the terms of this advance, Quicktest will be required to immediately refund the principal amount of this advance to the Company in the event that the closing and consummation of the merger transaction does not occur prior to August 31,
2002. The parties are currently in negotiations to extend the merger closing date. Upon the consummation of the merger, this advance will be eliminated in the consolidation.

Item 2.    Management's Discussion and Analysis or Plan of Operation

Operations

        On September 30, 2002, we continued to maintain our operations at a minimal operating level in contemplation of the closing and consummation of the merger with QuickTest 5, Inc.

Results of Operations

        During the three months and nine months ended September 30, 2002, we had no revenues and a net loss of $2,470,116 and $2,475,063, respectively. Expenses of $23,434 and $28,381 during these three-month and nine-month periods, respectively, were primarily related to the costs associated with the maintenance of the entity. $2,533,272 of the net loss in the three-month and nine-month periods represents consulting fees incurred pursuant to consulting agreements through the issuance of our common stock (see Section entitled
"Issuance of Common Stock" below).

        During the three and nine months ended September 30, 2002, we also negotiated settlements with several of our creditors for less than the face amount of the original liabilities. The overall net adjustment of $90,963 has been reflected as a gain on debt forgiveness in the accompanying statement of operations.

        During the three months and nine months ended September 30, 2001, we had no revenues and a net loss related to the disposal of the business of $365 and
$242,917, respectively. Expenses during the three-month and nine-month periods were primarily related to the costs associated with the disposal of the business.

     Liquidity and Capital Resources

         We had $56 in cash at September 30, 2002, and had $193,911 in accounts payable and accrued liabilities.

     Resignation of Officer

        In July 2002, Raymond Bills resigned as our Chairman, Chief Executive
Officer, President and Director. John Iannetta was named as President and to the board of directors. Halla Moran was named as Secretary and to the board of directors.

     Issuance of Common Stock

        In July 2002, the Company issued a total of 33,000 shares of its common stock to two of its officers and directors and third parties as compensation for services. Also, in July 2002, the Company entered into consulting agreements with three separate persons that were neither officers nor directors of the
Company whereby the Company issued a total of 467,052 shares of its common stock, to be earned ratably over the three-month period from July 16, 2002 through October 15, 2002. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at $6.00 per share which represents the per share closing price on the nearest trade date. The Company recorded $467,040 to prepaid consulting, representing the portion of related-party consulting fees not yet earned as of September 30, 2002.

     Pending Merger

        On July 15, 2002, the Company entered into an Agreement and Plan for
Reorganization whereby it will acquire 100 percent of the issued and outstanding common stock of Quicktest 5 Inc. ("Quicktest"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the effectiveness of the transaction, the Company will perform a
5-for-1 forward split, issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors of the Company will resign and the officers and directors of Quicktest will become the new officers and directors of the Company. The Company will also change its name to QT5, Inc. and apply for a new symbol for trading on the OTC. As Quicktest will retain control of the combined entity after the merger is completed, this transaction will be accounted for as a "reverse acquisition." Under reverse acquisition accounting, the Company is considered the accounting acquiree and Quicktest is considered the accounting acquiror and the 3,000,000 shares of previously outstanding
Company common stock will be accounted for as a recapitalization of Quicktest.

     Notes Payable

        On July 16, 2002, three of the consultants receiving shares under the consulting agreements described in Note 5 provided loans totaling $300,000 to the Company with a maturity date of July 15, 2004. Under the terms of the promissory notes, interest accrues at 7 percent per annum with the principal and accrued interest due at maturity. For the three months ended September 30, 2002, the Company accrued interest of $4,373.

     Advance Receivable

        In July 2002, the Company advanced $300,000 to Quicktest. Under the terms of this advance, Quicktest will be required to immediately refund the principal amount of this advance to the Company in the event that the closing and consummation of the merger transaction does not occur prior to August 31,
2002. The parties are currently in negotiations to extend the merger closing date. Upon the consummation of the merger, this advance will be eliminated in the consolidation.

     New Accounting Standards

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after
December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements. In April 2002, the FASB issued SFAS No.
145, "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13,
and Technical Corrections", to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was rescinded because it was no longer necessary. The adoption of SFAS No. 145 resulted in the Company recording current gains on debt forgiveness as other income.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities". SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies
Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain
Employee Termination Benefits and Other Costs to Exit an Activity (Including
Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No.
146 is effective for exit or disposal activities that are initiated after
December 31, 2002, with early application encouraged. The adoption of SFAS No.
146 did not have a material effect on the Company's financial statements.

     Item 3. Controls and Procedures

        As of a date within 90 days of date of filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures were effective as of a date within 90 days of date of filing of this quarterly report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         All shares issued during the quarter ended September 30, 2002 were previously registered by the Company on Form S-8.

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

        In July 2002 we obtained the written consent from the holders of 569,711 shares of our common stock (a majority) approving the following actions, under
Section 228 of the Delaware General Corporation Law and our By-laws, without a meeting (a Preliminary Information Statement on Schedule 14C has been filed with the Securities and Exchange Commission):

         1.       Forward split our shares of Common Stock on a five for one basis.

         2.       To approve the Agreement and Plan of Reorganization and the transactions contemplated thereby, by and among the Company and Quicktest 5, Inc.
("Quicktest"); that we merge with Quicktest and take all necessary actions to complete such transaction, including but not limited to the filing of the appropriate merger documents with the State of Delaware.

         3.       Amend our Certificate of Incorporation to increase the total amount of our authorized Common Stock, from 25,000,000 shares to 100,000,000 shares.

         4.       Amend our Certificate of Incorporation to change the name of the Company to "QT 5, Inc.", or, if the new name is unacceptable to the applicable regulators having jurisdiction over our affairs, to any such other name that is approved by the board of directors in its sole discretion.

         5.       That, upon the closing and  effectiveness of the merger,
Timothy J. Owens, Steven H.Reder, and Michael Kessler be nominated to serve on our Board of Directors until the next annual meeting of shareholders.

Item 5.  Other Information

       Resignation of Officer

        In July 2002, Raymond Bills resigned as our Chairman, Chief Executive
Officer, President and Director. John Iannetta was named as President and to the board of directors. Halla Moran was named as Secretary and to the board of directors.

       Pending Merger

        On July 15, 2002, the Company entered into an Agreement and Plan for
Reorganization whereby it will acquire 100 percent of the issued and outstanding common stock of Quicktest 5 Inc. ("Quicktest"), a privately held company. The closing of the transaction is subject to certain conditions including, but not limited to, shareholder approval and compliance with the Securities Exchange Act of 1934. Upon the closing of the transaction, the Company will perform a 5-for-1 forward split, issue an aggregate of 25,000,000 shares of its common stock, the existing officers and directors of the Company will resign, and the officers and directors of Quicktest will become the new officers and directors of the
Company. The Company will also change its name to QT5, Inc. As Quicktest will retain control of the combined entity after the merger is completed, this transaction will be accounted for as a "reverse acquisition." Under reverse acquisition accounting, the Company is considered the accounting acquiree and
Quicktest is considered the accounting acquiror and the 3,000,000 shares of previously outstanding Company common stock will be accounted for as a recapitalization of Quicktest.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Number         Description

         99.1           Certification of President and Principal Executive
                        Accounting and Financial Officer pursuant to 18 U.S.C.
                        Section 1350, as Adopted Pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

     b.  Form 8-K

         MoneyZone.com, Inc. filed one report on Form 8-K during the quarter ended September 30, 2002, reporting under Item 5.

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

                                                MoneyZone.com, INC.
                                                -------------------
                                                   (Registrant)

                                                By:  /s/ John Iannetta
                                                ------------------------------
                                                         John Iannetta, President*

                                                Date:    November 13, 2002
                                                ------------------------------

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

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of
Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By:  /s/ John Iannetta
     ------------------
         John Iannetta
         Principal Executive, Financial and Accounting Officer