Form 10QSB/A
period 2002-09-30
MONEYZONE COM
filed 2002-11-27
CIK 932127

================================================================================
================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        __________________________________________________________________

                               FORM 10-QSB/A No. 1
        __________________________________________________________________

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

================================================================================
================================================================================

                                Explanatory Note

     The undersigned registrant hereby  amends  portions of Part I, Item 1,
Financial Statements of our Form 10-QSB for the quarterly period ended September
30, 2002. The amendments effected hereby are to provide additional information, specifically, to include a statement of changes in shareholders' equity
(deficit) for the nine months then ended.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)

                              Index to Form 10-QSB

                                                                             Page

Part I-- FINANCIAL INFORMATION
        Item 1. Financial Statements
           Historical Financial Statements
               Balance Sheets as of September 30, 2002 and
                  December 31, 2001..........................................  2
               Statements of Operations for the Quarterly Period
                  and Nine Months Ended September 30, 2002 and 2001..........  3
               Statement of Changes in Shareholders' Equity (Deficit)
                  for the Nine Months Ended September 30, 2002...............  4
               Statements of Cash Flows for the Nine Months Ended

Part II-- OTHER INFORMATION

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                           September 30,        December 31,
                                                               2002                2001
                                                           -------------       -------------
                                                            (Unaudited)
ASSETS

  Current assets
      Cash                                                 $        56          $        98
      Advance receivable                                       300,000                   -
                                                           -------------       -------------

         Total current assets                                  300,056                   98
  Property and equipment, net of accumulated
     depreciation of $ 0 and $ 0                                14,000               14,000
                                                           -------------       -------------

            Total assets                                   $   314,056          $    14,098
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities
      Accounts payable                                     $    21,739          $    38,114
      Notes and accrued interest payable to shareholders       304,373                   -
      Accrued liabilities from discontinued operations         156,400              227,847
      Advances from affiliates                                  11,399              284,555
                                                           -------------       -------------

          Total liabilities                                    493,911              550,516
                                                           -------------       -------------

    Commitments and contingencies

    Shareholders' deficit
        Preferred stock; $.15 par value; authorized
          10,000,000 shares; 100,000 and 100,000 shares
          issued and outstanding at September 30, 2002 and
        December 31, 2001, respectively                         15,000               15,000
        Common stock; $.15 par value; authorized
          25,000,000 shares; 600,000 and 100,000 shares
          issued and outstanding at September 30, 2002 and
          December 31, 2001, respectively                       90,000               15,000
        Additional paid in capital                           8,609,821            5,386,155
        Deficit accumulated during development stage        (8,427,636)          (5,952,573)
                                                           -------------       -------------
          Total shareholders' deficit                         (179,855)            (536,418)
                                                           -------------       -------------
            Total liabilities and shareholders'
               deficit                                     $   314,056          $    14,098
                                                           =============       =============

                See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                        For the Quarterly Period      For the Nine Months       April 4, 1989
                                          Ended September 30,         Ended September 30,      (inception) to
                                         -------------------        -------------------------   September 30,
                                         2002           2001        2002             2001          2002
                                     -----------    -----------  -----------     -----------   -----------
                                     (Unaudited)    (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)

Service income                        $     -        $     -                       $     -       $70,453
Interest income                             -              -           -                 -        36,352
                                     -----------    -----------  -----------     -----------   -----------
      Total income                          -              -           -                 -       106,805
                                     -----------    -----------  -----------     -----------   -----------

Costs and expenses(income)
   Costs related to attempted
     business acquisitions                  -              -           -                 -       192,020
   Web site and related costs               -              -           -                 -       795,640
   Sales and marketing costs                -              -           -                 -       616,203
   General and administrative           23,434             -       28,381                -     1,446,305
   Interest and financing costs          4,373             -        4,373                -     1,095,730
   Consulting fees                   2,533,272             -    2,533,272                -     3,035,463
   Loss on sale of marketable securities    -              -           -                 -       602,891
   Gain on debt forgiveness            (90,963)            -      (90,963)               -       (90,963)

   Offering costs                           -              -           -                 -        66,464
                                     -----------    -----------  -----------     -----------   -----------
     Total costs and expenses        2,470,116             -    2,475,063                -     8,427,636
                                     -----------    -----------  -----------     -----------   -----------

     Loss prior to loss from
     disposal of business           (2,470,116)            -  (2,475,063)                -    (8,427,636)

    Loss from disposal of business
    including a change in the estimate
    for costs associated with the
    disposal of the business                -            (365)         -          (242,917)     (774,688)
                                     -----------    -----------  -----------     -----------   -----------

  Net loss                        $(2,470,116)      $    (365) $(2,475,063)      $(242,917)  $(8,427,636)
                                     ===========    ===========  ===========     ===========   ===========

  Weighted average common shares
      outstanding                     518,479         100,000      241,026          81,053
                                     ===========    ===========  ===========     ===========

  Basic and diluted net loss per
     common share prior to disposal
     of business                    $   (4.76)      $      -     $ (10.27)       $       -

  Basic and diluted net loss per common
     share from disposal of business        -              -           -              (3.00)
                                     -----------    -----------  -----------     -----------

  Basic and diluted net loss per common
     share                          $  (4.76)       $      -     $ (10.27)       $    (3.00)
                                     ===========    ===========  ===========     ===========

                See accompanying notes to financial statements.

                                  MoneyZone.com
             Statements of Changes in Shareholders' Equity (Deficit)
                          (A Development Stage Company)
                  For the Nine Months Ended September 30, 2002

                                       Preferred Stock         Common Stock                     Additional
                                    ---------------------  --------------------    Prepaid      Paid-in    Accumulated
                                     Shares    Par Value   Shares     Par Value   Consulting    Capital      Deficit     Total
                                    ---------------------  --------------------  ------------  ----------  ------------ ---------

Balances at January 1, 2002         100,000     $ 15,000   100,000    $ 15,000    $    -      $5,386,155   $(5,952,573) $(536,418)

 Adjustment for fractional shares
  on reverse split effected in 2001      -            -        (52)         (8)        -               8            -

 Forgiveness of advances by related party                                              -         298,354                   298,354

 Common stock issued as
  compensation for services
  July 2002 at $6.00 per share           -            -     33,000       4,950         -         193,050            -      198,000

 Common stock issued as under
  terms of consulting agreements
  July 2002 at $6.00 per share           -            -    467,052      70,058   (467,040)     2,732,254            -    2,335,272

   Net loss                              -            -         -           -          -              -     (2,475,063) (2,475,063)
                                    ---------------------  --------------------  ------------  ----------  ------------ ---------
   Balance at September 30, 2002    100,000     $ 15,000   600,000    $ 90,000  $(467,040)    $8,609,821   $(8,427,636) $ (179,855)

                                    =====================  ====================  ============  ==========  ============ =========

                 See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                              For the Nine Months          April 4, 1989
                                                              Ended September 30,         (inception) to
                                                      ---------------------------------    September 30,
                                                          2002                 2001            2002
                                                      -------------       -------------     -------------
                                                      (Unaudited)         (Unaudited)       (Unaudited)
  Cash flows from operating activities
     Net loss                                         $(2,475,063)        $ (242,917)       $ (8,427,636)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
             Loss from disposal of business                    -                  -              531,771
         Accretion of interest and financing costs             -              21,560           1,044,060
         Write-down to market of trading securities            -                  -               27,398
         Depreciation and amortization                         -                  -               69,444
         Gain on debt forgiveness                         (90,963)                -              (90,963)
         Loss on sale of marketable securities                 -                  -              602,891
         Capital contributed by shareholder for
               legal fees                                      -                  -               53,343
         Common stock issued for costs advanced and
            services                                    3,000,312                 -            3,179,368

     Changes in operating assets and liabilities
         Prepaid expenses and other                            -              35,000             353,334
         Prepaid consulting                              (467,040)                -             (467,040)
         Accounts payable                                  16,940           (158,561)             55,054
         Accrued liabilities                               11,399            (10,501)            (12,152)
         Accrued interest                                   4,373                 -               73,114
                                                      -------------       -------------     -------------

              Net cash used in operating activities           (42)          (355,419)         (3,007,702)
                                                      -------------       -------------     -------------

  Cash flows from investing activities
     Purchase of property and equipment                        -                  -             (336,317)
     Proceeds from sale of property and equipment              -                  -               35,000
      Purchase of marketable securities                        -                  -           (1,297,433)
         Proceeds from sale of marketable securities           -                  -              667,144
         Advance to merger candidate                     (300,000)                -             (300,000)
      Net cash acquired on acquisition of
                                                      -------------       -------------     -------------
       EBonlineinc.com, Inc.                                   -                  -                1,000
                                                      -------------       -------------     -------------

              Net cash used in investing activities
                                                         (300,000)                -           (1,230,606)
                                                      -------------       -------------     -------------

  Cash flows from financing activities
     Proceeds from issuance of convertible debenture            -                 -            1,977,500
     Proceeds from issuance of warrants and  common
       stock, net                                               -                 -            2,089,152
    Proceeds from notes payable                            300,000                -              459,372
    Advances (to) from stockholders                             -            284,555            (287,660)
                                                      -------------       -------------     -------------

              Net cash provided by financing
                 activities                                300,000           284,555           4,238,364
                                                      -------------       -------------     -------------

  Net increase (decrease) in cash                              (42)          (70,864)                 56

  Cash and cash equivalents, beginning of period                98            71,062                  -
                                                      -------------       -------------     -------------

  Cash and cash equivalents, end of period            $         56        $      198        $         56
                                                      =============       =============     =============

                 See accompanying notes to financial statements.

                               MoneyZone.com, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                    (Note 1)

                                                          For the Nine Months               April 4, 1989
                                                             Ended September 30,           (inception) to
                                                --------------------------------------     September 30,
                                                    2002                      2001             2002
                                                -------------            -------------     -------------
                                                 (Unaudited)              (Unaudited)      (Unaudited)

  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of
        convertible debentures, 56,327
        shares issued and 100,000 shares of
        preferred stock issued in
        conjunction with the conversion of
        the convertible debentures             $         -              $   2,471,560     $     2,471,560
                                                =============            =============     =============

     Common stock issued for property          $         -              $          -      $        62,500
                                                =============            =============     =============

     Common stock issued for services          $         -              $          -      $       381,590
                                                =============            =============     =============

     Forgiveness of debt recorded as
       equity contribution                     $    298,354             $          -      $       504,252
                                                =============            =============     =============

     Common stock issued under terms of
        consulting agreements and
        compensation for services              $  3,000,312             $          -      $     3,000,312
                                                =============            =============     =============

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

      oss Per Common Share

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

Note 5.   Issuance of Common Stock

     In July 2002, the Company issued a total of 33,000 shares of its common stock to two of its officers and directors and third parties as compensation for services. Also, in July 2002, the Company entered into consulting agreements with the preferred shareholders whereby the Company issued a total of 467,052 shares of its common stock, to be earned ratably over the three-month period from July 16, 2002 through October 15, 2002. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at $6.00 per share which represents the per share closing price on the nearest trade date. The Company recorded $467,040 to prepaid consulting, representing the portion of related-party consulting fees not yet earned as of September 30, 2002.

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
forward split and issue an aggregate of 25,000,000 shares of its common stock to
Quicktest, the existing officers and directors will resign and the officers and
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

Results of Operations

     During the three months and nine months ended September 30, 2002, we had no revenues and a net loss of $2,470,116 and $2,475,063, respectively. Expenses of
$23,434 and $28,381 during these three-month and nine-month periods, respectively, were primarily related to the costs associated with the maintenance of the entity. $2,533,272 of the net loss in the three-month and nine-month periods represents consulting fees incurred pursuant to consulting agreements through the issuance of our common stock (see below).

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

     Issuance of Common Stock

     In July 2002, the  ompany issued a total of 33,000 shares of its common stock to two of its officers and directors and third parties as compensation for services. Also, in July 2002, the Company entered into consulting agreements with the preferred shareholders whereby the Company issued a total of 467,052 shares of its common stock, to be earned ratably over the three-month period from July 16, 2002 through October 15, 2002. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at $6.00 per share which represents the per share closing price on the nearest trade date. The Company recorded $467,040 to prepaid consulting, representing the portion of related-party consulting fees not yet earned as of September 30, 2002.

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
forward split and issue an aggregate of 25,000,000 shares of its common stock to
Quicktest, the existing officers and directors will resign and the officers and
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

     Item 3. Controls and Procedures

     As of a date within 90 days of date of filing of this amended quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures were effective as of a date within 90 days of date of filing of this quarterly report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

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

         5.   That, upon the closing and  ffectiveness of the merger, Timothy J.
              Owens, Steven H. Reder, and Michael Kessler be nominated to serve on our Board of Directors until the next annual meeting of shareholders.

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
forward split and issue an aggregate of 25,000,000 shares of its common stock to
Quicktest, the existing officers and directors will resign and the officers and
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
                        Financial and Accounting Officer pursuant to 18 U.S.C.
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

                               MoneyZone.com, INC.
--------------------------------------------------------------------------------
                                  (Registrant)

By:                            /s/ John Iannetta
--------------------------------------------------------------------------------
                            John Iannetta, President*

Date:                             November 26, 2002
--------------------------------------------------------------------------------

* John Iannetta also serves as our principal executive, financial, and accounting officer.

                                  CERTIFICATION
                                  -------------

     I, John Iannetta, President and Principal  Executive, Financial,  and
Accounting Officer of Moneyzone.com, Inc. (the "Registrant"), certify that:

1. I have reviewed this amendment to the quarterly report on Form 10-QSB of the
Registrant;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

6. The Registrant's other certifying officer and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 26, 2002

By: /s/ John Iannetta
   ----------------------
        John Iannetta
        Principal Executive, Financial and Accounting Officer

