Form 10QSB/A
period 2002-09-30
MONEYZONE COM
filed 2002-12-10
CIK 932127

================================================================================
================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        __________________________________________________________________

                               FORM 10-QSB/A No. 2
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

     The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on December 6 , 2002 was 600,000.

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

Date:                             December 9, 2002
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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and we have:

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

December 9, 2002

By: /s/ John Iannetta
   ----------------------
        John Iannetta
        Principal Executive, Financial and Accounting Officer

