Form 10KSB
period 2002-12-31
QT 5 INC
filed 2003-04-15
CIK 932127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                     --------------------------------------
                                   FORM 10-KSB
                     --------------------------------------

 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     ---------------------------------------
                        Commission file number 000-25022

                                   QT 5, INC.
                 (Name of small business issuer in its charter)
                     ---------------------------------------

            DELAWARE                                     72-7148906
  (State or other jurisdiction                 (IRS Employer Identification No.)
        of incorporation)

             5655 LINDERO CANYON ROAD, SUITE 120
               WEST LAKE VILLAGE, CALIFORNIA                       91362
          (Address of principal executive offices)              (Zip Code)

                                 (818) 338-1510
                 Issuer's telephone number, including area code

                                  MONEYZONE.COM
          (Former name or former address, if changed since last report

                     ---------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          Common Stock, $.001 par value
        The Common Stock is quoted on the Over-the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of such common equity on April 10, 2003 was approximately $ 2,415,774.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on April 10, 2003 was 30,962,864.

Transitional Small Business Disclosure Format: Yes |_| No |X|

--------------------------------------------------------------------------------

                                   QT 5, INC.

                              INDEX TO FORM 10-KSB


                                     PART I

Item   1.  Description of Business.............................................................................. 3
Item   2.  Description of Property..............................................................................11
Item   3.  Legal Proceedings....................................................................................11
Item   4.  Submission of Matters to a Vote of Security Holders..................................................11


                                     PART II

Item   5.  Market for Common Equity and Related Stockholder Matters.............................................12
Item   6.  Management's Discussion and Analysis or Plan of Operation............................................13
Item   7.  Financial Statements.................................................................................17
              Historical Financial Statements
                 Independent Auditors' Report...................................................................18
                 Statements of Financial Condition..............................................................19
                 Statements of Operations.......................................................................20
                 Statements of Changes in Shareholders' Deficit.................................................21
                 Statements of Cash Flows.......................................................................25
                 Notes to Financial Statements..................................................................27
Item   8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................35


                                    PART III

Item   9.  Directors and Executive Officers, Promoters and Control Persons; Compliance with Section
              16(a) of the Exchange Act.........................................................................36
Item 10.   Executive Compensation...............................................................................37
Item 11.   Security Ownership of Certain Beneficial Owners and Management.......................................38
Item 12.   Certain Relationships and Related Transactions.......................................................38
Item 13.   Exhibits, List and Reports on Form 8-K...............................................................39
Item 14.   Controls and Procedures..............................................................................42

Signatures and Certifications...................................................................................43

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The federal securities laws provide for a safe harbor for certain forward-looking statements. This safe harbor protects us from liability in a private action arising under either the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, for forward-looking statements that are identified as such and accompanied by meaningful cautionary statements, or are immaterial.

          This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plan," "project," "predict," "potential," "continue," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," or the negative of these terms or other comparable technology. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. Actual future results and trends may differ materially from those made in or suggested by any forward-looking statements due to a variety of factors, including for example, our ability to compete with other products in our space; the risk of unfavorable federal regulation; and the fact that our status as a development stage company makes our future unclear. Consequently, you should not place undue reliance on these forward-looking statements. We discuss many of these and other risks and uncertainties in greater detail under the section entitled, "Risk Factors That May Affect Future Result" in Item 1 and elsewhere in this Annual Report on Form 10-KSB.

          The forward-looking statements speak only as of the date on which they are made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS

         QT 5, Inc. (the "Company" or "QT5") intends to develop, distribute and market In Vitro diagnostic tools and pharmaceutical products for the individual, home, and work environments. In April 2002, QT5 acquired Patent No. 6,268,386 relating to nicotine beverages (the "Nico Patent"). The Company's first nicotine beverage product is anticipated to be NicoWater(TM), a water based nicotine product.

         While QT5 plans to continue its small device and pharmaceutical product development, since acquisition of the Nico Patent, the Company has focused its efforts on developing and marketing nicotine beverage products. Other than its nicotine beverage line of products, the Company has not developed nor does it have the right to market any other products; however, the Company is in negotiations to acquire certain intellectual property rights and their associated research and development efforts and FDA approvals on an H.I.V. test kit, In Vitro drug test kit and a cardiac pulmonary test kit. In addition to Nico Water, to date, the Company has been engaged in the research and development of proprietary programs for business and government use to educate and limit liability of employee drug use, sexual harassment and work place discrimination. The Company is in negotiations to acquire products in this area.

ORGANIZATION, HISTORY AND DEVELOPMENT

         The Company was formed on April 4, 1989, under the name Chelsea Atwater, Inc. On March 19, 1997, we changed our name to Cerx Entertainment Corporation, and on March 23, 1998, changed our name to Cerx Venture Corporation. Prior to 1996, we had limited operations, while we were seeking a business to acquire. On July 15, 1999, we effected a merger with EBonlineinc.com, Inc., a Delaware corporation, and changed our name to MoneyZone.com, Inc. ("MoneyZone"). On July 18, 2002, we announced that we had entered into a Merger Agreement with QuickTest 5, Inc., a Delaware corporation.

         Effective January 9, 2003, pursuant to the terms of the Merger and Plan of Reorganization (the "Merger Agreement") between MoneyZone.com, Inc. ("MoneyZone"), and QuickTest 5, Inc. ("Quicktest") (the "Merger"), Quicktest merged with and into MoneyZone, the separate corporate existence of Quicktest ceased, and MoneyZone continued as the surviving entity and changed its name to "QT 5, Inc." and its symbol on the Over the Counter Bulletin Board to "QTFV" (the surviving entity shall hereinafter be referred to as "QT5" or the "Company").

         The Company had 3,000,000 shares of Common Stock issued and outstanding as of the year ended December 31, 2002. In connection with the Merger, the Company issued an aggregate of 25,000,000 shares of its Common Stock (on a post forward split basis, see discussion below) to Quicktest shareholders resulting in the Company having 28,000,000 shares of Common Stock issued and immediately following the Merger and after taking into effect a five for one forward stock split.

         As a result of the Merger, the shareholders of Quicktest acquired control of QT 5. The source of consideration used by the shareholders of Quicktest for the Merger were shares of common stock of Quicktest owned or held beneficially prior to the Merger that were acquired by the Company upon consummation of the Merger in exchange for the same number of similar securities issued by the Company.

         Effective January 9, 2003, the Company effectuated a 5 for 1 forward split of its outstanding shares of Common Stock (the "Forward Stock Split") and all share amounts set forth herein reflect the Forward Stock Split unless otherwise noted. The forward stock split was effectuated prior to the effectiveness of the Merger.

         The Board of Directors and holders of a majority of the outstanding Common Stock of the Company authorized and approved by written consent an amendment of the Certificate of Incorporation of the Company to increase the total amount of the Company's authorized Common Stock, from 25,000,000 shares to 100,000,000 shares. This increase was effectuated pursuant to an amendment to the Company's Certificate of Incorporation prior to the effectiveness of the Merger.

         On February 7, 2003, the Company formed Nico Water International, Inc., as a wholly owned subsidiary, which is the Company's sole subsidiary.

PRODUCTS

         NICO WATER. The Company's first nicotine beverage product is Nico Water. Nico Water is an odorless and tasteless liquid based nicotine adult beverage to be consumed "when you want to smoke but can't or can smoke but shouldn't." The Company intends to sell and distribute Nico Water to adults over the age of 18, wherever cigarettes are sold to provide an alternative to smoking. Unlike other nicotine products, Nico Water is suitable for sale and consumption in a wide venue of retail outlets (i.e. drug stores, markets, restaurants, airlines, and convenience stores). Nico Water is not currently available for sale. The Company is working with regulatory counsel to determine what requirements, if any, must be satisfied prior to marketing Nico Water in the U.S. and worldwide. See "Regulatory Matters" and "Risk Factors That May Affect Future Results and Market Price of Stock-Government Regulation."

         MARKET FOR NICOTINE BEVERAGES. While there is no current market for Nicotine beverage products, there are approximately 47 million smokers in the U.S. alone who spend approximately $200 billion annually on cigarettes. Management believes there is a significant worldwide market opportunity for products that contain nicotine in a convenient and inexpensive vehicle such as Nico Water.

         THE KNOW NOW(TM) SYSTEM. The Company has been conducting research and development efforts in the Know Now(TM) system of products and has been in negotiations to acquire rights to use certain products in this system. The Company intends to market the Know Now system to businesses and professionals to assist these entities with their human resource compliance as outlined by the Department of Transportation. When developed, the Company intends the Know Now system to include the following products:

         1. QuickTest for drugs is a rapid immunochromatographic assay for the simultaneous qualitative detection of Cocaine, Marijuana, Morphine, P.C.P., Amphetamines and/ or their metabolites in urine. The Drug Cup assay provides only the first step. A more specific alternate chemical method must be used in order to obtain a confirmed analytical result. Gas chromatography/mass spectrometry (GC/MC) is the preferred confirmatory method.

         2. On Site, 10 minute H.I.V. type I and type II Test Kit for the U.S. professional and international over the counter market.

COMPETITION

         While the Company is not aware of any direct competing nicotine beverage sold in the U.S., the Company's nicotine beverage products compete in the adult nutrasutical market which includes such products as Gatorade, Red Bull and Propel. All of the companies that market these products have greater resources than the Company. In addition, the Company competes with cigarettes as an alternative source of nicotine. Most of the companies that distribute cigarettes have much greater financial resources than the Company. In addition, these companies may exert indirect or political pressure against the introduction of nicotine water.

REGULATORY MATTERS

         The manufacture, sale, promotion and marketing of the Company's current product, Nico Water(TM) and future products are subject to regulation by the U.S. Food and Drug Administration ("FDA") and similar government regulatory bodies in other countries. The Company is in the process of determining what regulatory requirements, if any, are required for it to market and sell the Nico Water product in the U.S. and worldwide, including possible drug listing and obtaining FDA approval prior to going to market; such listing and the FDA approval process could take years and be very costly if approval could even be obtained at all. Failure of the Company to comply with such a requirement could lead to an FDA enforcement action, which could include a warning letter, injunction and possible seizure of the Company's assets. On December 18, 2001, Tobacco Free Kids, The American Heart Association and ten other entities filed a petition with the FDA to regulate or stop the sale of Nico Water as a dietary supplement by a previous owner of the patent. The Petition asserted that nicotine water should be classified as a "drug" or in the alternative a food containing an unapproved additive under the federal Food, Drug and Cosmetic Act (the "Act"). The FDA determined that nicotine water, as marketed, was a "drug" under the Act and a "new drug" under Section 201(p) of the Act, because no person had shown that the product was generally recognized among qualified experts as safe and effective for its suggested uses. Under
Section 505(a) and 301(d) of the Act, a new drug may not be introduced or delivered for introduction into interstate commerce unless an FDA approved New Drug Application is in effect for that drug. The Company believes that, as the Company intends to label and market Nico Water, it is not a new drug under the Act and the Company is currently conducting tests to determine that the product is safe and effective for its intended use; however, there can be no certainty that the FDA will not deem the product a new drug or that it is safe and effective for its intended use. See Risk Factors That May Affect Future Results and Market Price of Stock - Government Regulation.

INTELLECTUAL PROPERTY

         We protect our intellectual property rights through a combination of trademark, copyright and trade secret laws and through the domain name dispute resolution system. In order to limit access to and disclosure of our proprietary information, all of our employees have signed confidentiality and invention assignment arrangements, and we enter into nondisclosure agreements with third parties. We cannot provide assurance that the steps we have taken to protect our intellectual property rights, however, will deter adequately infringement or misappropriation of those rights. Particularly given the international nature of the Internet, the rate of growth of the Internet and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take enforcement action.

         The Company has registered the "Nico" service mark in the U.S. In addition, the Company has registered the domain name "www.nicowater.com" and various related domain names. The Company's website can be found at www.qt-5.com.

         In April 2002, the Company acquired Patent No. 6,268,386, dated July 31, 2001, for nicotine beverages (the "Nico Patent") from the inventor, Marshall Anlauf Thompson, pursuant to the terms of that certain Agreement for the Assignment of Patent Rights dated April 7, 2002 (the "Patent Agreement"). The Nico Patent, abstract states, among other things, that it covers "a liquid composition including a Nicotine or alkaloid having the same direction of activity, content between 0.0001% and 0.1%." In consideration for the acquisition of the Nico Patent, the Company issued 133,000 shares of its Common Stock. In addition, Quicktest agreed to pay the original patent holder and related third parties royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the Nico Patent, for the remaining life of the patent. The royalty payments are due beginning on the first day of the calendar quarter commencing at such time as the Company makes a First Distribution, as defined in the Patent Agreement, of any product to third-parties for consideration in which the Nico Patent is utilized, and every quarter thereafter during the term of the Nico Agreement (the life of the Nico Patent). If any payment due under the Patent Agreement is not received within sixty (60) days after the due date, the assignment shall be cancelled and terminated.

         As a condition to the continuance of the Patent Agreement, the Company also agreed to the following performance goals: (1) during the first year, the Company must sell a minimum of 500,000 cases of the patented product, and (2) during any year thereafter for the duration of this agreement, the

Company must sell a minimum of 1,000,000 cases of the patented product each year (the "Performance Goals"). In addition, the Company agreed, as a material condition of assignment, to provide sufficient funds and adequate personnel to market the product line of the Company in order to meet the Performance Goals. Failure of the Company to make the required royalty payments or meet the Performance Goals could result in the loss of the Nico Patent and materially harm the Company's prospects. In June 2002, the Company and Thompson agreed to a prepayment of royalties in the amount of $150,000 through the issuance of 399,000 shares of the Company's Common Stock.

         Third parties may claim that we have infringed upon their patents or misappropriated or infringed on other proprietary rights. These claims and any resultant litigation could subject us to significant liability for damages. In addition, even if we prevail, the litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also result in limitations on our ability to use the service marks, trademarks, copyrights, trade secrets, patents, and other intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all. In addition, these same costs and constraints apply to enforcing the Nico Patent, which may not be possible or practical. Further, the Nico Patent will not protect the Company's interests in foreign countries that do not recognize U.S. Patents.

EMPLOYEES

         As of December 31, 2002, the Company had five full time employees. None of the employees are covered by collective bargaining agreements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         Set forth below and elsewhere in this Annual Report on Form 10-KSB and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; ACCUMULATED DEFICIT. Since its inception, the Company has been engaged primarily in research and development and has had no revenues to date. Accordingly, the Company has a limited operating history and its operations are subject to all the risks inherent in a business enterprise with such a limited operating history, including limited capital, possible delays in the development and implementation of our business plan, uncertain markets, and the absence of an operating history. The likelihood that the Company will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses, as well as many other factors. The Company has not developed any customers to date and must rely upon potential customers that the Company's management may identify for generating revenues. There is no assurance that the Company will be able to develop successfully the business it intends to pursue, as described herein. We cannot be certain that our business will be successful or that we will generate significant revenues. Specifically, companies such as ours typically experience significant difficulties.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL; EXPLANATORY PARAGRAPH IN ACCOUNTANT'S REPORT. The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on private placements of equity securities and indebtedness. Over the next 12 months, the Company intends to focus on increasing its marketing efforts and research and development for new proposed products. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the private placements, borrowings and planned revenues will not be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months and that the Company will be required to raise additional funds immediately. In addition, in the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital, debt or a combination thereof. Further, in the event that the Company receives a larger than anticipated number of purchase orders for its products, it may require resources substantially greater than those that are currently available to the Company. In such event the Company may be required to raise additional capital or to engage third parties (as to which there can be no assurance) to assist the Company in meeting such orders. The Company is currently pursuing several potential funding opportunities; however, the Company has no current commitments for additional funding. There can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its marketing and manufacturing plans and possibly cease its operations. Any additional equity financing may involve substantial dilution to the Company's then-existing shareholders. The Company's independent accountants have included an explanatory paragraph in their report on the Company's financial statements set forth in this Form 10-KSB, stating that because of the Company's significant losses and its working capital deficit there is substantial doubt that the Company can continue as a going concern.

GOVERNMENT REGULATION. The manufacture, sale, promotion and marketing of the Company's current product, Nico Water(TM) and future products are subject to regulation by the U.S. Food and Drug administration ("FDA") and similar government regulatory bodies in other countries. The Company is in the process of determining what regulatory requirements, if any, are required for it to market and sell the Nico Water product in the U.S. and worldwide, including possible drug listing and obtaining FDA approval prior to going to market; such listing and the FDA approval process could take years and be very costly, if approval could even be obtained at all. Failure of the Company to comply with such a requirement could lead to an FDA enforcement action which could include a Warning Letter, injunction and possible seizure of the Company's assets. On December 18, 2001, Tobacco Free Kids, The American Heart Association and ten other entities filed a petition with the FDA to stop the sale of Nico Water by a previous owner of the patent. The Petition asserted that nicotine water should be classified as a "drug" or in the alternative a food containing an unapproved additive under the federal Food, Drug and Cosmetic Act (the "Act"). The FDA determined that nicotine water, as marketed, was a "drug" under the Act and a "new drug" under Section 201(p) of the Act, because no person had shown that the product was generally recognized among qualified experts as safe and effective for its suggested uses. Under Section 505(a) and 301(d) of the Act, a new drug may not be introduced or delivered for introduction into interstate commerce unless an FDA approved New Drug Application is in effect for that drug. The Company believes that, as the Company intends to label and market Nico Water, it is not a new drug under the Act and the Company is currently conducting tests to determine that the product is safe and effective for its intended use; however, there can be no certainty that the FDA will not deem the product to be a new drug or that it is safe and effective for its intended use. In addition, the Over the Counter In Vitro Rapid Drug Testing Products are relatively new and may be subject to extensive future regulation, F.D.A., and/or state and federal government policy changes. Any one of these events may have a negative material impact on our business.

WE MAY NEVER BECOME PROFITABLE. The Company has incurred net operating losses in each fiscal quarter since we have been in business. We expect to continue to experience losses until the time, if ever, when we are able to sell products sufficient to generate revenues adequate to support our operations.

INTELLECTUAL PROPERTY; LOSS OF PATENT. Our success is dependent, in part, on the ability to protect the intellectual property rights associated with the Nico Patent. In order to retain the rights to the Nico Patent, the Company must make certain royalty payments and meet certain performance standards as set forth above. See "Intellectual Property." Should the Company fail to make these payments or meet the performance standards it could lose the rights to the Nico Patent and, therefore, its business could be materially adversely affected. See also "Need for Additional Capital" above. The inability to adequately protect such rights could have a material adverse effect on operations. The failure to adequately protect its proprietary products could have a material adverse effect on our business and results of operations.

NO ASSURANCE OF SUCCESSFUL PRODUCT DEVELOPMENT. The Company's ability to successfully develop any additional products is uncertain. The Company's research and development programs with respect to certain of its potential products are at an early stage. Potential new products will require additional research, development, testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. There can be no assurance that the Company's approach will result in the development of commercially successful products.

WE MAY HAVE PROBLEMS HIRING SUFFICIENT STAFF TO OPERATE OUR BUSINESS. If we are able to expand our operations, we may need to hire additional staff. Finding quality and competent staff could be difficult. We will compete with other companies for qualified staff. In order to hire and retain staff, we will likely need to offer certain benefits, such as, medical benefits, 401K plans and other retirement benefits. We have not made specific arrangements to offer such benefits and have not yet investigated the costs associated with providing such benefits. If we are not able to expand our operations, our ability to earn additional revenue will be harmed.

RISKS ASSOCIATED WITH DEPENDENCE ON THIRD PARTY MANUFACTURING AND GOVERNMENTAL REGULATIONS. The Company intends to be engaged in the wholesale distribution of private labeled proprietary (patented) In Vitro products (regulated) to the general  public  via the  retail  over the  counter  market,  the  Internet,  to government agencies and to the business and professional community through national distributors. As with any government-regulated products, there is substantial risk that the marketplace may not be receptive to the Company's products or services. Governmental regulations may change creating an adverse affect on one or more of our products, and the manufacturing processes that are governed by the government may become too restrictive to produce the product. We expect to incur substantial expenses as we continue to build out our automated national marketing infrastructure, our future product development and marketing activities and, if we are successful, to penetrate the national markets for our products. There can be no assurance that we will be able to market these services and products successfully or that any of the Company's future services and products based upon the consumer or business compliance with federal or state laws will be accepted in the marketplace. The costs of building out the Company's distribution channels, development and marketing efforts will be substantial and will be recorded and expensed as they are incurred, notwithstanding that the benefits, if any, from those marketing efforts (in the form of revenues) may not be reflected, if at all, until subsequent periods.

COMPETITION. The Company's first product expected to go into the retail markets is the Company's nicotine beverage product, Nico Water. As of the date hereof the Company is unaware of any competitive nicotine beverage products marketed in the United States or internationally. We also compete in the large and rapidly growing and extremely competitive market place against other companies involved in an In Vitro On Site Drug Testing, traditional Clinical Drug Testing, and other services, many of which have resources, both financial and other, far in excess of those the Company may possess or ever obtain. Many entities have exerted and continue to exert extensive research and development efforts, which have resulted in the introduction of a multitude of sophisticated, commercially marketable products and services. In view of the rapid changes taking place in our business, there is no assurance that its products or services will gain or retain commercial acceptance for a sufficient period to yield a profit commensurate with its cost of developing a national automated distribution system.

NO INDEPENDENT MARKET SURVEY FOR THE SERVICES. The Company has not undertaken an independent analysis or survey of the market for its products and services; although information gathered and forecasts produced by various trade groups indicate the existence of a sizable potential market. Individuals, businesses and government organizations are believed willing to expend large sums for the purchase of our products and services; however, there can be no assurance that the Company's products and services have the commercial potential to succeed in these target markets.

RISKS OF INVESTING IN THE DRUG TESTING INDUSTRY, MARKETS UNCERTAIN. The Drug Testing industry is speculative and involves a high degree of risk. The success of the Company will depend on a number of factors over which we will have little or no control. Even if any of the Company's concepts are sound, there can be no assurance that it will succeed financially. Success in the Company's business is unpredictable and susceptible to change. The success of the Company may also be materially affected by the popularity of other products and companies offering similar goods and services as well as the state of the national economy. The Company operates in a rapidly evolving field that is likely to be affected by future product and service developments. Our ability to anticipate changes in products, markets, industry trends and to develop and introduce new and enhanced services on a timely basis will be a critical factor in its ability to grow and remain competitive. There can be no assurance that new services will be completed or that any new services can be marketed successfully. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customer's requirements and competitors new product introductions. Moreover, we expect that it will devote substantial resources to the build out of the Company's infrastructure. The costs of those efforts will be expensed as they are incurred, notwithstanding that the benefits, if any, from the Company's product development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods.

DEPENDENCE ON TRADEMARKS FOR CURRENT AND FUTURE MARKETS. The market for certain of the Company's products and services will be, in part, dependent upon the goodwill engendered by our trademarks and trade names. Trademark protection will therefore be material to a portion of The Company's business. The Company has applied for federal trademark and trade name protection, relying on trademark law to protect brand names. The Company has applied for federally registered trademarks or trade names, and the failure to obtain trademark protection, or illegal use of any trademarks the Company may obtain, may have an adverse effect on the Company's business, financial condition and operating results.

WE MAY FACE PRODUCT LIABILITY. Liability might result from claims made directly by consumers or by others selling our products. We presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect us against such potential liability or at a reasonable cost. The obligation to pay any product liability claim or a recall of a product could have a material adverse affect on our business, financial condition and future prospects.

OUR STOCK IS QUOTED ON THE OTC BULLETIN BOARD AND COULD BE SUBJECT TO EXTREME VOLATILITY. Our common stock is currently quoted under the symbol QTFV on the OTC Bulletin Board, which is characterized by low trading volume, high common stock coming on the market at any one time could cause the stock to decline in price. In addition, we must comply with ongoing eligibility rules to ensure our common stock is not removed from the OTC Bulletin Board, which would materially adversely affect the liquidity and volatility of our common stock. The Company intends to use its best efforts to meet the eligibility requirement.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company currently leases a 7,200 square foot facility located at 5655 Lindero Canyon Road Suite 120, Westlake Village, CA 91362, in a commercial business park in Westlake Village, California at the rate of $7,669 per month (subject to a $.05 per square foot increase per year). The lease expires on April 30, 2005, and the Company has an option to renew the lease for an additional 3 year term. The Company believes that this space is sufficient for its needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

         On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process defending this litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On July 18, 2002, the Company sought approval by written consent from its shareholders for the following actions:

-        The Merger with QuickTest, 5, Inc.;
- Increase in the number of authorized shares from 25,000,000 to 100,000,000;
-        A 5 for 1 forward stock split;
-        The Company's name be changed from MoneyZone.com, Inc. to QT 5, Inc.;
         and
- That upon the closing of the Merger with QuickTest 5, Inc. that the Board of Directors be Timothy J. Owens, Steven H. Reder and Michael Kessler.

         The Company received the consent of 100% of the then outstanding Preferred Stock and 2,335,260 shares of Common Stock voted in favor of each of the proposals with 664,740 shares not voting and no shares voting against the proposals.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol "QTFV," though trading volume is low and sporadic. At December 31, 2002, there were 367 common stockholders of record (there was a greater number of beneficial owners) The Closing Price on December 31, 2002, of a share of Common Stock was $0.90. Following is the range of the high and low bid information for the Years 2002 and 2001. This information is based on over-the-counter market quotations, which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                                                       Common Stock
                                                   ------------------------------------------------------
                                                           High                             Low
                                                   ---------------------            ---------------------
         Fiscal 2001
               First Quarter                        $      11.1400                   $       3.7500
               Second Quarter                               2.4000                            .6000
               Third Quarter                                 .6000                            .4000
               Fourth Quarter                               1.0000                            .2020

         Fiscal 2002
               First Quarter                                1.3000                            .3300
               Second Quarter                               7.0625                           2.8750
               Third Quarter                                1.3000                            .3300
               Fourth Quarter                               1.2000                            .4000

         Fiscal 2003
               First Quarter                                1.6000                            .1800
                 (through April 10, 2003)

DIVIDEND POLICY

            The Company has never paid any dividends on our common stock. In the future, and based on Company profit performance, the Board of Directors of the Company will evaluate and determine whether to issue dividends or retain funds for research and development and expansion of the Company's business. It is unlikely that we will pay any dividends to stockholders for the foreseeable future.

STOCK OPTION PLAN

            As of December 31, 2002, there were 2,533,330 shares authorized for issuance pursuant to the Company's 2000 Stock Option Plan, of which the Company has issued 2,533,330 shares.

RECENT SALES OF UNREGISTERED SECURITIES

            On January 9, 2003, the Company consummated a reverse merger with MoneyZone.com, Inc., wherein the Company issued stockholders of Quicktest 5, Inc. ("Quicktest") 25,000,000 shares of Common Stock in exchange for all the issued and outstanding shares of Quicktest. The merger was in connection with an Information Statement filed on Schedule 14C as filed with the Commission and which became definitive on December 11, 2002. The Company relied on Section 4(2) of the Securities Act relating to the Merger.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

         On December 31, 2002, we were completing the necessary steps to consummate the merger with Quicktest 5, Inc. which became effective on January 9, 2003.

RESULTS OF OPERATIONS

         During the twelve months ended December 31, 2002, we had no revenues and $3,010,116 of costs and expenses associated with the merger with Quicktest 5, Inc. Expenses of $100,767 were primarily related to the costs associated with the maintenance of the entity and other expenses associated with the merger with Quicktest 5, Inc. $3,000,312 of the net loss during this twelve month period represents consulting fees incurred pursuant to consulting agreements through the issuance of our common stock.

         We also negotiated settlements with several of our creditors for less than the face amount of the original liabilities. We have reflected this negotiated reduction in liabilities of $90,963 as a gain on debt forgiveness in the accompanying statement of operations.

         Also during the twelve months ended December 2002 and in conjunction with the sale of its preferred stock to an independent third party, Global
Capital Partners Inc. agreed to forgive its outstanding advances to us in the amount of $298,354. This transaction has been reflected in the accompanying financial statements as an increase to additional paid in capital.

         During the twelve months ended December 31, 2001, we had no revenues and $242,917 of costs and expenses related to the disposal of the business within QT5.

LIQUIDITY AND CAPITAL RESOURCES

         We had $915 in cash at December 31, 2002, and had $200,554 in accounts payable and accrued liabilities from discontinued operations.

SUBSEQUENT EVENTS

      MERGER

         Upon completion of the merger in January 2003, our operations are now those of Quicktest 5, Inc. Quicktest 5, Inc. is a development stage company. It has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of its development stage activities. We will require substantial additional financing for continuing research and development, obtaining regulatory approval and for the commercialization of our products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

      GOING CONCERN

         We recognize that we must generate additional resources in order for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our products. We have indicated that there will be a number of new products entering the market within the next several months which should generate revenues for us. In addition, we believe that these products will have a significant effect on future profitability. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that this additional working capital will be available when needed or on terms acceptable to us.

         These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

     CONVERSION OF NOTES PAYABLE

         On January 9, 2003, three consultants forgave their loan receivables and converted their loans totaling $309,666 including accrued interest of $9,666 into additional paid in capital upon the completion of our merger with Quicktest 5, Inc.

     CONSULTING AGREEMENTS

         During February and March 2003, we issued 2,755,366 shares of common stock as compensation for services rendered to date and for arrangements where the common stock is to be earned ratably over a 6-month period. Certain of these shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at a value which represents the per share closing price as of the nearest trade date.

     2000 STOCK OPTION PLAN

         On February 10, 2003, we filed a Registration Statement on Form S-8 to register an additional 1,700,000 shares under our 2000 Stock Option Plan. The total number of shares of our common stock available for issuance under this plan in connection with offerings that commence on or after February 7, 2003, will be 4,233,330 shares.

     AMENDMENT TO PROMISSORY NOTE

         On February 28, 2003, we entered into an agreement to amend the terms of a promissory note originally issued by Quicktest 5, Inc. Under the terms of the Amendment, the due date has been amended to the earlier of April 30, 2003 or a financing in which we receive net proceeds of at least $1,000,000. Under the terms of the amendment, the principal amount was amended to $152,000 and the conversion price shall be adjusted to $.10 per share of our common stock in the event we are unable to pay the note in full by the maturity date.

     RESCISSION OF PREFERRED STOCK

         Upon the consummation of our merger with Quicktest 5, Inc., the owners of all of the Series A Preferred Stock rescinded their rights and returned the Preferred Stock to us. There are currently no outstanding shares of Preferred Stock.

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


         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

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

                                                                                      APRIL 4, 1989
                                                                                     (INCEPTION) TO
                                          DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
                                              2002                  2001                   2002
                                        ----------------       -----------------       ----------------
BALANCE SHEET DATA
   Assets                                $      300,915         $        14,098
   Liabilities                                  548,783                 550,516
   Stockholders' deficit                       (247,868)               (536,418)
STATEMENT OF OPERATIONS DATA
REVENUES
  Operating revenues, net                $           --         $            --         $       70,453
EXPENSES
  Operating expenses                                 --                      --              8,294,806
  Loss from disposal of business                     --                (242,917)              (774,688)
  Net loss                                   (3,010,116)               (242,917)            (8,962,689)
  Net loss per share                              (1.82)                  (0.53)

ITEM 7.    FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Reports..............................................   18
Balance Sheets.............................................................   19
Statements of Operations...................................................   20
Statements of Changes in Shareholders' Equity (Deficit)....................   21
Statements of Cash Flows...................................................   25
Notes to Financial Statements..............................................   27

                          INDEPENDENT AUDITORS' REPORT


To The Shareholders of QT 5, Inc.
(formerly MoneyZone.com)
(a development stage company)

West Lake Village, California


We have audited the accompanying balance sheets of QT 5 (formerly MoneyZone.com) (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended, and the 2002, 2001, 2000 and 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 2002. These financial statements are the responsibility of the management of QT 5, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QT 5, Inc. (formerly MoneyZone.com) (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the 2002, 2001, 2000 and 1999 amounts included in the cumulative amounts from April 4, 1989 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           /s/ SPICER, JEFFRIES & CO.





Denver, Colorado
March 28, 2003

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                    (NOTE 1)

                                                                 DECEMBER 31,          DECEMBER 31,
                                                                     2002                  2001
                                                               --------------        --------------
ASSETS
  Current Assets
      Cash .................................................   $       915             $        98
      Related party receivable (Note 5) ....................       300,000                    --
      Prepaid expenses and other ...........................          --                      --
         Total Current Assets ..............................       300,915                      98
                                                               --------------        --------------
  Property & equipment, net of accumulated
     depreciation of $ 0 and $ 0 ...........................          --                    14,000
                                                               --------------        --------------

            Total Assets ...................................   $   300,915             $    14,098
                                                               --------------        --------------

LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities
      Accounts payable .....................................   $    44,154             $    38,114
      Accrued liabilities from discontinued operations .....       156,400                 227,847
         (Notes 1 and 7)
      Advances from related parties (Note 5) ...............        38,563                 284,555
      Notes payable (Note 6) ...............................       300,000                    --
      Accrued interest                                               9,666                    --
                                                               --------------        --------------
          Total liabilities ................................       548,783                 550,516
                                                               --------------        --------------

    Commitments and contingencies (Notes 1 and 4)

    Shareholders' deficit (Note 3)

        Preferred stock; $.001 par value; authorized
        10,000,000 shares; 0 and 100,000 shares issued and
        outstanding at December 31, 2002 and 2001 ..........          --                       100
       Common stock; $.001 par value; authorized
        100,000,000 shares; 3,000,000 and 500,000 shares
        issued and outstanding at December 31, 2002 and 2001         3,000                     500
      Additional paid in capital ...........................     8,711,821               5,415,555
      Deficit accumulated during development stage .........    (8,962,689)             (5,952,573)
                                                               --------------        --------------
          Total shareholders' deficit ......................      (247,868)               (536,418)
                                                               --------------        --------------


            Total Liabilities and Shareholders' Deficit ....   $   300,915             $    14,098
                                                               --------------        --------------

                See accompanying notes to financial statements.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                    (NOTE 1)

                                                                 FOR THE YEARS ENDED                   APRIL 4, 1989
                                                                     DECEMBER 31,                     (INCEPTION) TO
                                                     ------------------------------------------        DECEMBER 31,
                                                                2002                   2001                2002
                                                     --------------------   -------------------   -------------------
Service Income                                       $             -        $             -       $         70,453
Interest Income                                                    -                      -                 36,352
                                                     ----------------       ----------------      -----------------
     Total Income                                                  -                      -                106,805
                                                     ----------------       ----------------      -----------------

Costs and expenses
   Costs related to attempted
     business acquisitions                                         -                      -                192,020
   Web site and related costs                                      -                      -                795,640
   Sales and marketing costs                                       -                      -                616,203
   General and administrative                                 82,851                      -              1,500,775
   Interest and financing costs                                9,666                      -              1,101,023
   Consulting fees                                         3,008,562                      -              3,510,753
   Loss on sale of marketable securities                           -                      -                602,891
   Gain on debt forgiveness                                  (90,963)                     -                (90,963)
   Offering costs                                                  -                      -                 66,464
                                                     ----------------       ----------------      -----------------

     Total costs and expenses                              3,010,116                      -              8,294,806
                                                     ----------------       ----------------      -----------------
     Loss prior to disposal of business                   (3,010,116)                     -             (8,188,001)


   Loss from disposal of business including a
    change in the estimate for costs associated
    with the disposal of the business                              -               (242,917)              (774,688)
                                                     ----------------       ----------------      -----------------

  Net loss                                           $    (3,010,116)       $      (242,917)      $     (8,962,689)
                                                     ================       ================      =================

  Weighted average common shares
   Outstanding                                             1,657,535                459,320
                                                     ----------------       ----------------
  Basic and diluted net loss
     per common share                                $         (1.82)       $         (0.53)
                                                     ----------------       ----------------





                See accompanying notes to financial statements.

                                   QT 5, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 2002


                                             PREFERRED STOCK           COMMON STOCK       ADDITIONAL     ACCUMULATED
                                         --------------------  ------------------------    PAID-IN         DEFICIT
                                         SHARES    PAR VALUE      SHARES     PAR VALUE     CAPITAL     FROM INCEPTION      TOTAL
                                         -------- ------------ ------------ ------------- ------------ --------------- -------------
   Balances at April 4, 1989                    - $         -            -  $          -  $         -  $            -  $         -
  (Inception)
       Common stock issued for cash,
        March 29, 1989 at $.51 per share        -           -        4,405             4        2,246               -        2,250
       Common stock issued for cash,
        March 29, 1989 at $1.05 per share       -           -        9,915            10       10,740               -       10,750
       Common stock issued for cash,
        April 3, 1989 at $1.05 per share        -           -        2,305             2        2,498               -        2,500
       Common stock issued for cash,
        April 7, 1989 at $.51 per share         -           -          980             1          499               -          500
       Common stock issued for cash,
        April 7, 1989 at $1.05 per share        -           -        1,385             1        1,499               -        1,500
       Common stock issued for cash,
        May 23, 1989 at $0.18 per share         -           -        1,905             2          348               -          350
       Common stock issued for cash,
        May 23, 1989 at $.34 per share          -           -        3,375             3        1,147               -        1,150
       Common stock issued for cash,
        May 31, 1989 at $0.18 per share         -           -          215             1           39               -           40
       Net loss                                 -           -            -             -            -           (825)         (825)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1989                 -  $        -       24,485  $         24  $    19,016  $        (825)  $    18,215
       Net loss                                 -           -            -             -            -        (18,014)      (18,014)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1990                 -  $        -       24,485  $         24  $    19,016  $     (18,839)  $       201
       Net loss                                 -           -            -             -            -            (59)          (59)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1991                 -  $        -       24,485  $         24  $    19,016  $     (18,898)  $       142
       Net loss                                 -           -            -             -            -           (142)         (142)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1992                 -  $        -       24,485  $         24  $    19,016  $     (19,040)  $         -
       Net loss                                 -           -            -             -            -               -            -
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1993                 -  $        -       24,485  $         24  $    19,016  $     (19,040)  $         -
       Common stock issued for out of
        pocket expenses incurred, valued
        at $0.18 per share                      -           -        8,050             8        1,472               -        1,480
       Net loss                                 -           -            -             -            -         (1,787)       (1,787)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1994                 -  $        -       32,535  $         32  $    20,488  $     (20,827)  $      (307)




                See accompanying notes to financial statements.

                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
       Net loss                                 -           -            -             -            -        (12,773)      (12,773)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1995                 -  $        -       32,535  $         32  $    20,488  $     (33,600)  $   (13,080)
       Common stock issued for out of
         pocket expenses incurred, valued
         at $1.84 per share                     -           -        1,340             1        2,464               -        2,465
       Common stock issued pursuant to
         an asset purchase agreement,
         valued at $.52 per share               -           -       13,005            13            -               -          390
       Rescission of common stock
         issued pursuant to an asset
         purchase agreement, valued
         at $.52 per share                      -           -     (13,005)          (13)            -               -         (390)
       Common stock issued for out of
         pocket expenses and legal fees
         Incurred, valued at $7.35 per share    -           -       20,020            20      147,147               -      147,167
       Net loss                                 -           -            -             -            -       (233,902)     (233,902)
                                         --------- ----------- ------------ ------------- ------------ --------------- -------------
   Balance at December 31, 1996                 -  $        -  $    53,895  $         53  $   170,099  $    (267,502)  $   (97,350)




































                See accompanying notes to financial statements.

                                   QT 5, INC.
           STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (CONTINUED)
                          (A DEVELOPMENT STAGE COMPANY)
                 APRIL 4, 1989 (INCEPTION) TO DECEMBER 31, 2002

                                              PREFERRED STOCK            COMMON STOCK     ADDITIONAL      ACCUMULATED
                                         ----------------------- -----------------------   PAID-IN          DEFICIT
                                             SHARES   PAR VALUE     SHARES    PAR VALUE    CAPITAL      FROM INCEPTION      TOTAL
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------
    Common stock issued for cash,
     May 8, 1997 at $4.59 per share               -           -         545           1         2,499                -        2,500
    Related party forgiveness of debt             -           -           -           -        53,343                -       53,343
    Net loss                                      -           -           -           -             -        (134,352)     (134,352)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------
Balance at December 31, 1997                      -  $               54,440    $     54   $   225,941     $  (401,854)  $  (175,859)
                                                              -
    Net loss                                      -           -           -           -             -         (18,410)      (18,410)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------
Balance at December 31, 1998                      -  $        -      54,440    $     54   $   225,941     $  (420,264)  $  (194,269)
    EBonlineinc.com, Inc acquisition              -           -     128,890         129           871                -        1,000
    Related party forgiveness of debt             -           -           -           -       205,898                -      205,898
    Issuance of common stock at $90
     per share, less offering costs of
     $654,893                                     -           -      24,445          24     1,545,088                -    1,545,112
    Issuance of common stock in
     connection with acquisition of
     property at $150 per share                   -           -         415           1        62,499                -       62,500
    Issuance of warrant for future
     consulting                                   -           -           -           -       353,334                -      353,334
    Net loss                                      -           -           -           -             -        (304,693)     (304,693)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------
Balance at December 31, 1999                      -  $        -     208,190    $    208  $  2,393,631     $  (724,957)  $(1,668,882)
    Issuance of common stock in
     connection with debenture offering
     at $135 per share (Note 3)                   -           -       1,000           1       134,999                -      135,000
    Issuance of warrants at $46.50 per
     Warrant (Note 3)                             -           -           -           -       387,500                -      387,500
    Common stock issued for services
     provided at $166.75 per share                -           -          75           -        12,506                -       12,506
    Common stock issued for services
     provided at $157.50 per share                -           -         100           -        15,750                -       15,750
    Net loss                                      -           -           -           -             -      (4,984,699)   (4,984,699)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------
Balances at December 31, 2000                     -  $        -     209,365    $    209  $  2,944,386    $ (5,709,656)  $(2,765,061)
    Common stock issued on forfeiture
     of stock options                             -           -       9,000           9           (9)                -            -
    Preferred stock and common stock
     issued in connection with the
     conversion of the 6% convertible
     debentures at $3.59 per share for
     the preferred stock and $7.50 per
     share for the common stock             100,000         100     281,635         282     2,471,178                -    2,471,560
    Net loss                                      -           -           -           -             -        (242,917)     (242,917)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------

Balances at December 31, 2001               100,000  $      100     500,000    $    500  $  5,415,555    $ (5,952,573)  $  (536,418)

                See accompanying notes to financial statements.

    Adjustment for fractional shares
     on reverse split effected in 2001            -           -       (260)           -             -                -            -
    Forgiveness of debt by related party          -           -           -           -       298,354                -      298,354
    Common stock issued as
     compensation for services in
     July 2002 at $1.20 per share                 -           -     165,000         165       197,835                -      198,000
    Common stock issued as
     compensation for services in
     July 2002 at $1.20 per share                 -           -   2,335,260       2,335     2,799,977                -    2,802,312
    Cancellation of preferred stock by
     preferred share holders              (100,000)       (100)           -           -           100                -            -
    Net loss                                      -           -           -           -             -      (3,010,116)   (3,010,116)
                                         ----------- ----------- ----------- ----------- ------------- ---------------- ------------

Balances at December 31, 2002                     -      $    -   3,000,000    $  3,000  $  8,711,821    $ (8,962,689)  $  (247,868)
                                         =========== =========== =========== =========== ============= ================ ============








































                See accompanying notes to financial statements.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                    (NOTE 1)

                                                                      FOR THE YEARS ENDED            APRIL 4, 1989
                                                                          DECEMBER 31,              (INCEPTION) TO
                                                            -------------------------------------    DECEMBER 31,
                                                                    2002                2001              2002
                                                            ------------------ ------------------ ------------------
  Cash flows from operating activities
     Net loss                                               $     (3,010,116)  $       (242,917)  $     (8,962,689)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
             Loss from disposal of business                               -                  -             531,771
         Accretion of interest and financing costs                        -             21,560           1,044,060
         Write-down to market of trading securities                       -                  -              27,398
         Depreciation and amortization                                    -                  -              69,444
         Loss on sale of marketable securities                            -                  -             602,891
         Loss on abandonment                                         14,000                  -              14,000
         Gain on debt forgiveness                                   (90,963)                 -             (90,963)
         Capital contributed by shareholder for
               legal fees                                                 -                  -              53,343
         Common stock issued for costs advanced and
            services                                              3,000,312                  -           3,179,680

     Changes in operating assets and liabilities
         Prepaid expenses and other                                       -             35,000             353,334
         Accounts payable                                            39,355           (158,661)             77,469
         Accrued liabilities                                              -            (10,501)            (23,551)
         Accrued interest                                             9,666                  -              78,407
                                                            ------------------ ------------------ ------------------
              Net cash used in operating activities                  (37,746)         (355,519)          (3,045,406)
                                                            ------------------ ------------------ ------------------
  Cash flows from investing activities
     Purchase of property and equipment                                   -                  -             (336,317)
     Proceeds from sale of property and equipment                         -                  -               35,000
      Purchase of marketable securities                                   -                  -           (1,297,433)
         Proceeds from sale of marketable securities                      -                  -              667,144
         Advance to merger candidate                               (300,000)                 -             (300,000)
      Net cash acquired on acquisition of
       EBonlineinc.com, Inc.                                             -                   -                1,000
                                                            ------------------ ------------------ ------------------
              Net cash used in investing activities                (300,000)                 -           (1,230,606)
                                                            ------------------ ------------------ ------------------
  Cash flows from financing activities
     Proceeds from issuance of convertible debenture                      -                  -            1,977,500
     Proceeds from issuance of warrants and  common
       stock, net                                                         -                  -            2,089,152
    Proceeds from notes payable                                     300,000                  -              459,372
    Advances (to) from stockholders                                  38,563            284,555             (249,097)
                                                            ------------------ ------------------ ------------------
              Net cash provided by financing activities             338,563            284,555            4,276,927
                                                            ------------------ ------------------ ------------------
  Net increase (decrease) in cash                                       817            (70,964)                 915

  Cash and cash equivalents, beginning of period                         98             71,062                    -
                                                            ------------------ ------------------ ------------------
  Cash and cash equivalents, end of period                  $           915    $            98    $             915
                                                            ================== ================== ==================

                See accompanying notes to financial statements.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                    (NOTE 1)

                                                                      FOR THE YEARS ENDED            APRIL 4, 1989
                                                                          DECEMBER 31,              (INCEPTION) TO
                                                            -------------------------------------    DECEMBER 31,
                                                                    2002                2001              2002
                                                            ------------------ ------------------ ------------------
  Supplemental disclosure of cash flow
      information
     Common stock issued under terms of convertible  debentures,  281,635 shares issued and 100,000 shares of preferred stock issued in conjunction  with the conversion of
        the convertible debentures                          $              -   $       2,471,560  $       2,471,560

     Common stock issued for property                       $              -   $               -  $          62,500
                                                            ------------------ ------------------ ------------------
     Common stock issued for services                       $              -   $               -  $         381,590
                                                            ================== ================== ==================
     Forgiveness of debt recorded as an
        equity contribution                                 $        298,354   $               -  $         504,252
                                                            ------------------ ------------------ ------------------
     Common stock issued under terms of
        consulting agreements and
        compensation for services                           $      3,000,312   $               -  $       3,000,312
                                                            ================== ================== ==================


























                See accompanying notes to financial statements.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BUSINESS

         The financial statements presented are those of QT 5, Inc. (formerly MoneyZone.com), a Delaware corporation and a development stage company (the "Company"). The Company was incorporated on April 4, 1989 under the laws of the State of Nevada under the name Chelsea Atwater, Inc., later changing its name to CERX Entertainment Corporation and subsequently to CERX Venture Corporation and, on July 8, 1999, in connection with the merger of EBonlineinc.com, Inc., a Delaware corporation, with the Company, to EBonlineinc.com. Upon consummation of the merger, EBonlineinc.com, Inc. ceased to exist and the Company was the sole surviving entity. On December 16, 1999, the Board of Directors approved the Company changing its name to MoneyZone.com. On January 9, 2003, in connection with the completion of the merger with Quicktest 5, Inc., the Company changed its name to QT 5, Inc.

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

         Upon completion of the merger in January 2003, the Company's operations are now those of Quicktest 5, Inc. Quicktest 5, Inc. is a development stage company that has only recently started to market its various products. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional financing for continuing research and development, obtaining regulatory approval and for the commercialization of its products. There can be no assurances that the Company's operations will be profitable or that it will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to the Company. The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that the Company will maintain or obtain the appropriate regulatory approvals required to market its products.

      Going Concern

         Management recognizes that the Company must generate additional resources in the Company in order to eventually reach a level of sustained profitable operations. The Company is dependent on the development of effective marketing strategies for its products to customers in a competitive market coupled with the timeliness of the delivery of its products. Management has indicated that there will be a number of new products entering the market within the next several months which should generate revenues for the Company. In addition, management believes that these products will have a significant effect on future profitability. Management's plans also include obtaining additional working capital through an equity financing. However, no assurances can be made that this additional working capital will be available when needed or on terms acceptable to the Company.

         These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

      Loss Per Common Share

         Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period, giving effect to the stock splits noted below. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

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

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock Splits

         On March 30, 2001, the Company effected a 150 for 1 reverse split of the Company's common stock and decreased the number of authorized shares from 50,000,000 to 25,000,000.

         On January 9, 2003, the Company effected a 1 for 5 forward split of the Company's common stock and increased the number of authorized shares from 25,000,000 to 100,000,000.

         All references to shares and share amounts have been adjusted to reflect the stock splits on a retroactive basis.

      Reclassifications

         Certain amounts in prior periods have been reclassified to conform to the current presentation.


NOTE 3.    SHAREHOLDERS' DEFICIT AND RELATED PARTY TRANSACTIONS

      Common Stock

         In 1989, the Company sold 24,485 shares of common stock to fifteen persons for the aggregate sum of $19,040. Of these shares 8,760 common shares were sold to officers and directors of the Company for $3,900.

         On September 21, 1994, the Company issued 8,050 shares of common stock to John D. Brasher Jr., the Company's principal shareholder and president for out of pocket expenses paid on behalf of the Company. These shares were valued at $.18 per share or $1,480.

         On December 31, 1996, the Company issued 20,020 shares of common stock to John D. Brasher Jr., for Company expenses, advances, and legal services provided by Brasher & Company. These shares were valued at $7.35 per share or $147,167.

         On May 8, 1997, the Company sold 545 shares of common stock to a corporation for cash of $2,500.

         On October 1, 1999 the Company sold 24,445 common shares pursuant to a private placement offering at $90 per share. Costs of the offering were $654,893, leaving net proceeds to the Company of $1,545,112. In connection with this offering, warrants to purchase 2,445 shares of the Company's common stock at $90 per share were issued to the private placement agent. These warrants will expire five years from the date of issuance.

         On December 15, 1999 the Company issued warrants to purchase 5,890 shares of the Company's common stock at $90 per share under a one year consulting agreement. These warrants expired on December 31, 2002.

         On September 17, 2000 the Company entered into a debenture financing agreement with Cortlandt Investors, LLC, whereby an amount of $2,500,000 was advanced to the Company in the form of convertible debentures. The debentures paid an accrued interest rate of 6% and were due and payable on September 15, 2002. The debenture was convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) $.80 per share or (ii) 80% of the average of the lowest three closing bid prices for the Company's common stock during the preceding 30 trading days. The Company could have elected to prepay the debenture at any time prior to January 15, 2001 for an amount equal to 120% of the outstanding principal amount. As part of the agreement, the Company also was required to issue 1,000 shares of common stock (valued at the current market price) and warrants to purchase 8,335 shares of the Company's common stock at an exercise price of $120 per share (valued using the Black-Scholes option pricing model). The warrants expire on September 15, 2005.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3.    SHAREHOLDERS' DEFICIT AND RELATED PARTY TRANSACTIONS (CONTINUED)

         As additional collateral to the September 2000 issuance of convertible debentures, Global Capital Partners, Inc. (GCAP), at the time a 31% shareholder of MoneyZone.com, provided to Cortlandt Investors, LLC, a right to exchange the MoneyZone.com debenture for a convertible debenture, at 120% of the outstanding amount or $3,000,000, between January 2001 and March 2001. On January 16, 2001, Cortlandt Investors, LLC notified the companies of their intent to exchange the MoneyZone.com debentures and warrants for the GCAP debentures and warrants. As a result, GCAP assumed the Company's liability with respect to the debenture in the amount of $3,000,000.

         On March 7, 2001, the Company entered into an agreement with GCAP to convert the outstanding principal and interest balance on its convertible debenture, net of its receivable from GCAP of $600,000 into shares of the Company's common stock based on the terms of the debenture as described above. This conversion would have entitled GCAP to convert into 329,540 shares of common stock. However, GCAP agreed to forego the receipt of 47,905 common shares in return for certain assets of the Company including domain names, logos and designs and furniture and equipment. As a result of this transaction, GCAP became a 69% shareholder of the Company (See Note 8).

         On April 9, 2001, the Company entered into an Agreement (the "Revised Agreement") with Global Capital Partners Inc. which superseded in its entirety the March 7, 2001 Agreement regarding the conversion of the MoneyZone Convertible Debenture. Under the terms of the MoneyZone Convertible Debenture, Global Capital Partners Inc. was entitled to receive 9,886,236 shares (pre-reverse split) of our stock. Under the terms of the Revised Agreement, we agreed to issue Global Capital Partners Inc. 8,448,990 shares (pre-reverse split) of our Common Stock and 100,000 shares of our Series A Preferred Stock. The Series A Preferred Stock issued to Global Capital Partners Inc. carries special voting rights granting the holder to 200 votes per share of the Series A Preferred Stock. Under the terms of the Revised Agreement, the Company was no longer required to transfer all of its assets to Global Capital Partners Inc. These Securities were issued in accordance with the exemption provided by
Section 4(2) of the Securities Act of 1933 as amended.

         In July 2002, the Company issued a total of 165,000 shares of its common stock to two of its officers and directors and third parties as compensation for services. Also, in July 2002, the Company entered into consulting agreements with the preferred shareholders whereby the Company issued a total of 2,335,260 shares of its common stock, to be earned ratably over the three-month period from July 16, 2002 through October 15, 2002. These shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at $1.20 per share which represents the per share closing price on the nearest trade date.

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

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    Notes to Financial Statements (continued)



NOTE 5.   ADVANCES RECEIVABLE AND PAYABLE

         In July 2002, the Company  advanced  $300,000 to Quicktest 5, Inc. (See
Note 9). This advance does not bear interest and has no due date.

         Two related individuals have advanced the Company a total of $38,563. These advances are non-interest bearing and are payable on demand.

NOTE 6. NOTES PAYABLE

         On July 16, 2002, three of the consultants receiving shares under the consulting agreements described in Note 3 provided loans totaling $300,000 to the Company with a maturity date of July 15, 2004. Under the terms of the promissory notes, interest accrues at 7 percent per annum with the principal and accrued interest due at maturity. For the year ended December 31, 2002, the Company accrued interest of $9,666. Upon the completion of the merger, this debt was forgiven by the debt holders and converted into additional paid in capital as of that date.

NOTE 7.    COMMITMENTS

     Office Lease

         The Company entered into a lease agreement beginning in January 2000 for office space in Charlotte, North Carolina.

         Because the Company vacated this office space due to the discontinuation of its operations, it has accrued and recorded the liability for all future lease commitments as of December 31, 2001. The Company abandoned this office space in December 2000. As of December 31, 2002 and 2001, the estimated liability related to this lease is $156,400. (See Note 10).

NOTE 8.    STOCK OPTIONS

     2000 Compensatory Stock Option Plan

         In 2000, the Company adopted a stock option plan. The purpose of the Plan is to provide incentives to attract, retain, and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company's future performance through awards of stock option bonuses. The price per share of common stock is generally 100% of the value of a minority non-marketable share of common stock as determined on the valuation date preceding the date of the grant. Each option may be exercised during a period of ten years from the date of the grant. Vesting is generally over a period of five years. No options were granted during the year ended December 31, 2001.

         On July 11, 2002, the Company filed the Initial Registration Statement on Form S-8 to register 2,533,330 shares under the terms of the Plan. No options were granted during the year ended December 31, 2002.

NOTE 9.    INCOME TAXES

         The Company has an unused net operating loss carryforwards of approximately $5,525,000, expiring in various periods through 2016. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses is limited each year to offset future taxable income, if any, due to the change in ownership of MoneyZone.com's outstanding common stock. This net operating loss carryforwards may result in future income tax benefits of approximately $2,134,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 9.    INCOME TAXES (CONTINUED)

temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

                                                   2002               2001
                                             ----------------  ----------------
     Deferred tax liabilities                 $           -     $           -
                                             ----------------  ----------------
     Deferred tax assets:
          Net operating loss carryforwards        2,134,000         2,134,000
          Valuation allowance                    (2,134,000)       (2,134,000)
                                             ----------------  ----------------
                                              $           -     $           -
                                             ----------------  ----------------

         The valuation allowance for deferred tax assets increased by $0 and by $94,092 during the years ended December 31, 2002 and 2001, respectively.

NOTE 10.   SUBSEQUENT EVENTS

     Notes Receivable

         On January 1, 2003, Alliance Financial Network and Sunset Holdings International Ltd. entered into notes receivable in the total amount of $199,500 with the Company as consideration for the assumption of the contingent liability and assumed defense costs relating to the litigation with Fidelity Mortgage. Under the terms of the notes, the value of the notes shall be automatically adjusted to the amount of actual liability and/or defense costs incurred by the Company not to exceed $199,500 and shall also be reduced by any amounts which the Company does not actually pay within one year. These Notes are collateralized by 300,000 shares of the Company's common stock.

     Merger

         On January 9, 2003, the Company completed its merger with Quicktest 5, Inc. The Company issued 25,000,000 shares of Common Stock to the shareholders of Quicktest 5, Inc. in exchange for all of the issued and outstanding shares of Quicktest 5, Inc.

     Conversion of Notes Payable

         On January 9, 2003, the three consultants described in Note 3 forgave their loan receivables and converted their loans totaling $309,666 including accrued interest of $9,666 into additional paid in capital upon the completion of the merger with Quicktest 5, Inc.

     Consulting Agreements

         During February and March 2003, the Company issued 2,755,366 shares of common stock as compensation for services rendered to date and for arrangements where the common stock is to be earned ratably over a 6 month period. Certain of these shares of common stock are subject to various restrictions on their resale as provided by the terms of the consulting agreements. These shares were issued under the various agreements and were recorded to expense at a value which represents the per share closing price as of the nearest trade date.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10.   SUBSEQUENT EVENTS (CONTINUED)

     2000 Stock Option Plan

         On February 10, 2003, the Company filed a Registration Statement on Form S-8 to register an additional 1,700,000 shares under the Plan. The total number of shares of the Company's common stock available for issuance under the Plan in connection with offerings that commence on or after February 7, 2003, will be 4,233,330.

     Amendment to Promissory Note

         On February 28, 2003, the Company entered into an agreement to amend the terms of a promissory note originally issued by Quicktest 5, Inc. Under the terms of the Amendment, the due date has been amended to the earlier of April 30, 2003 or a financing in which the Company receives net proceeds of at least $1,000,000, the principal amount is amended to $152,000, and the conversion price shall be adjusted to $.10 per share of the Company's common stock in the event the note is not paid in full by the maturity date.

Note 10.   Recent Accounting Pronouncements

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


         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 10.   Recent Accounting Pronouncements (Continued)

         In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

         The Company's independent auditor is Spicer Jeffries & Co., LLP ("Spicer Jeffries") relating to the audited financial statements contained in this Annual Report. Going forward, the Company has engaged Corbin & Company, LLP (a successor public accounting firm to its prior auditor Corbin & Wertz), to audit its financial results for the fiscal year ending June 30, 2003. Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company filed a Form 8-K with the Commission on February 7, 2003, identifying a change in the Company's certifying accountants from Corbin & Wertz to Corbin & Company, LLP.

         The change in the Company's certifying accountant from Spicer Jeffries to Corbin & Company will go into effect immediately after the filing of this Annual Report. Spicer Jeffries did not resign or decline to stand for reelection but are being dismissed to allow the appointment of Corbin & Company.

         During the past two fiscal years ending December 31, 2002, Spicer Jeffries audit opinion on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope or accounting principles. Spicer Jeffries report was modified to include an explanatory paragraph where they expressed substantial doubt about the Company's ability to continue as a going concern.

         There were no disagreements with Spicer Jeffries during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv)(B) of Regulation S-B for small business issuers, during that period of time.

         The Company has provided Spicer Jeffries with a copy of the disclosures the Company is making in this Form 10-KSB in response to the disclosures required by Regulation S-B, Item 304(a). Spicer Jeffries has furnished the Company with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by the Company in response to this Item. The Company has filed herewith Spicer Jeffries letter as Exhibit
16.1 to this Form 10-KSB.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The directors and executive officers of QT 5 are:

NAME                                     AGE         POSITION
----                                     ---         --------

Timothy J. Owens                         48          Director, Chief Executive
                                                     Officer

Steven Reder                             44          Director, President, Chief
                                                     Financial Officer

         Timothy J. Owens, is the Founder and Chief Executive Officer of the Company since inception. From March 1994 to January 1999, Mr. Owens served as CEO of Job Services, Inc., a privately held company. Mr. Owens received his Masters of Science Degree in Finance from La Salle University, Louisiana. Mr. Owens' also received letters of academic excellence in engineering from President Gerald R. Ford and President James Carter in 1976 and 1978.

         Steven Reder, has been President and Chief Financial Officer and a member of the Board of Directors since January 2002. From February 1994 to January 2002, Mr. Reder was President, CEO and majority stockholder of Friends Industry, Inc., (dba Graphix Press) a specialty printer, packaging and point of purchase display company. Prior to Graphix Press, Mr. Reder was the CFO for Delta Lithograph Company, a Bertelsmann company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         William C. Bossung failed to file a Form 3 reporting his ownership of for the reporting date of July 21, 2003 covering one transaction. Mr. Bossung is no longer a 5% shareholder nor is he an affiliate of the Company.

Item 10.    Executive Compensation

The following table sets forth information concerning the compensation received for services rendered to the Company during the years ended December 31, 1998, 1999, and 2000 by the Chief Executive Officer of the Company and all other executive officers of the Company whose total salary and bonus for such fiscal year exceeded $100,000 (collectively, the "Named Executive Officers"):

                            SUMMARY COMPENSATION TABLE
                                                                                       LONG TERM
                                               ANNUAL COMPENSATION                   COMPENSATION

Name                              Year      Salary     Bonus(1)       Other
And                               Ended                                               SECURITIES
Principal                       December                                              UNDERLYING
Position                           31        ($)          ($)          ($)             OPTIONS
----------------------------------------- ----------- ------------ ------------     -------------
Timothy J. Owens                  2002          -             -            -                 -
Chief Executive                   2001          -             -            -                 -
Officer and Director              2000          -             -            -                 -

Steven Reder                      2002          -             -            -                 -
President, Chief Financial        2001          -             -            -                 -
Officer and Director              2000          -             -            -                 -

COMPENSATION OF DIRECTORS.

Directors of the Company have not received cash compensation for their services as directors or members of committees of the Board, but are reimbursed for reasonable expenses incurred in attending meetings of the Board. Members of the Company's board of directors who are also employees of the Company did not receive any compensation for their services as members of the Chadmoore board of directors.

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted to any executive officer in the fiscal year 2002.

INDEMNIFICATION

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information available to the Company, as of March 26, 2003, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock (on a post forward split basis) by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group (the table has been prepared based on information provided to the Company by each shareholder):

     Name of                     Shares of Common    Percentage (%) of
Beneficial Owner                   Stock Owned         Common Stock (4)
----------------                 ----------------          -----------
Steven Reder (1)                     3,504,550                   11.3
Timothy Owens (2)                    5,358,570                   17.3
Fred DeLuca (3)                      3,399,480                   11.0
Robert Pautsch                       2,088,100                    6.7
Federico Cabo                        3,192,000                   10.3

All officers and directors as a
group (two (2) persons)              8,863,120                   28.6

(1) Steven Reder is the President and Chief Financial Officer of the Company and a member of the Company's Board of Directors. The address for Mr. Reder is 5655 Lindero Canyon Road, Suite 120 Westlake Village, California 91362.

(2) Timothy Owens is the Chief Executive Officer of the Company and a member of the Company's Board of Directors. The address for Mr. Reder is 5655 Lindero Canyon Road, Suite 120 Westlake Village, California 91362.

(3) Fred DeLuca is the Secretary of the Company. The address for Mr. DeLuca is 5655 Lindero Canyon Road, Suite 120 Westlake Village, California 91362.

(4) The number of outstanding shares of common stock of the Company is based upon 30,962,864.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NO.                                  DESCRIPTION
------------------        ------------------------------------------------------

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

      (2.4) Agreement and Plan of Merger, dated as of July 15, 2002, by and among the Registrant and QuickTest 5, Inc., incorporated by reference to Exhibit 10.2 of our
                          Schedule 14C (File No. 000-25022), filed with the Commission on December 11, 2002 (the "Schedule 14C").

      (2.5) Certificate of Merger, dated as of January 9, 2003, between the Registrant and Quicktest 5, Inc., incorporated by reference to Exhibit 10.1 of the
                          Schedule 14C.

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

      (4.4)               Common  Stock  Purchase   Warrant,   incorporated   by
                          reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

      (4.5)               Registration   Rights   Agreement,   incorporated   by
                          reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

      (4.6)               Form of  Registration  Rights  Agreement  by and among
                          Registrant  and  NDMS   Investments,   L.P.  and  NDMS
                          Investments, L.P. assignees.

      (4.7) $150,000 Promissory Note dated September 30, 2002, between the Registrant and NDMS Investments, L.P.

      (4.8)               Amendment  No. 1 to $150,000  Promissory  Note,  dated
                          February 28, 2003.

      (4.9) Registration Rights Agreement dated September 30, 2002, between the Registrant and NDMS Investments, L.P.

      (10.1) Office Building Lease, dated March 15, 2002, between the Registrant and Village Green Officer Park.

      (10.2) Agreement for the Assignment of Patent Rights, dated April 7, 2002, by and between the Registrant and Marshal Anlauf Thompson. Incorporated by reference to
                          Exhibit 99.1 of the Registrant's Form 8-K as filed with the Commission on January 24, 2003.

      (10.3)              2000 Stock Option Plan,  incorporated  by reference to
                          Exhibit 10.1 of the Registrant's Form S-8 (File No. 333-92236) filed with the Commission on July 11, 2002 (the "Form S-8").

      (10.4) Amendment No. 1 to the 2000 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the Form S-8.

      (10.5) Amendment No. 2 to the 2000 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Form S-8 (File No. 333-103208) filed with the Commission on February 14, 2003.

      (10.6) Issuance Agreement, dated September 30, 2002, by and between the Registrant and NDMS Investments, L.P.

      (10.7) Form of Issuance Agreement, dated December 31, 2002, by and between the Registrant and NDMS Investments, L.P.

      (16) Letter of former accountant, Spicer Jeffries & Co., dated as of April 15, 2003.

      (21)                Subsidiaries of the Registrant

      (22.1) Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of March 20, 2000.

      (22.2) Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of December 11, 2002.

      (23)                Consent of Corbin & Wertz, dated April 15, 2003.

      (99.1) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

      (99.2) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


REPORTS ON FORM 8-K

     None.

ITEM 14 - CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

           (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

           (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           QT 5, INC.



     By:  /s/ TIMOTHY J. OWENS                            April 15, 2003
          --------------------------------------- ------------------------------
                     Timothy J. Owens                          Date
            Chief Executive Officer & Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     By:  /s/ TIMOTHY J. OWENS                            April 15, 2003
          --------------------------------------- ------------------------------
                     Timothy J. Owens                          Date
            Chief Executive Officer & Director


     By:  /s/ STEVEN H. REDER                                 April 15, 2003
          ---------------------------------------------- -----------------------
                      Steven H. Reder                              Date
          President, Chief Financial Officer & Director
          (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

         I, Timothy J. Owens, certify that:

         1. I have reviewed this annual report on Form 10-KSB of QT 5, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     By:  /s/ TIMOTHY J. OWENS                              April 15, 2003
          --------------------------------------------    ------------------
                      Timothy J. Owens                          Date
                  Chief Executive Officer

         I, Steve Reder , certify that:

         1. I have reviewed this annual report on Form 10-KSB of QT 5, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     By:  /s/ STEVEN H. REDER                               April 15, 2003
          --------------------------------------------    ------------------
                        Steve Reder                              Date
            President and Chief Financial Officer