Form 10QSB
period 2003-03-31
QT 5 INC
filed 2003-05-15
CIK 932127

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______________ to _______

                        Commission File Number 000-25022

                                   QT 5, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   72-7148906
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

    5655 Lindero Canyon Road, Suite 120, West Lake Village, California 91362
                    (Address of principal executive offices)

                                 (818) 338-1510
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X          No
                                                 -----            ------

         As of May 9, 2003 the Company had 33,237,428 shares of its $.001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                                            Yes               No    X
                                                 -------          ------

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              INDEX TO FORM 10-QSB


PAGE

PART I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Consolidated Balance Sheets at March 31, 2003 (Unaudited)
                  and June 30, 2002
               Consolidated Statements of Operations for the Three
                  and Nine Months Ended March 31, 2003 and 2002
               Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2003 and 2002
               Notes to Financial Statements
         Item 2. Management's Discussion and Analysis or Plan of Operation
         Item 3. Controls and Procedures

PART II-- OTHER INFORMATION
         Item 1.  Legal Proceedings
         Item 2.  Change in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Securities Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

PART III-- EXHIBITS




PART 1:  FINANCIAL INFORMATION


Item 1.  CONSOLIDATED Financial Statements

                                    QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                              March 31,          June 30,
                                                                2003               2002
                                                            ------------     ------------
                                                            (Unaudited)

ASSETS

Current assets:
    Cash                                                   $     15,793     $     62,391
    Prepaid expenses                                            150,234          150,000
                                                            ------------     ------------
         Total current assets                                   166,027          212,391
                                                            ------------     ------------

Property and equipment, net of accumulated depreciation
 of $4,518 and $669, respectively                                30,860            8,758
Patent, net of accumulated amortization of $2,941 and
 $735, respectively                                              47,059           49,265
Notes receivable                                                139,500                -
Other assets                                                      8,107            8,107
                                                            ------------     ------------

         Total assets                                      $    391,553     $    278,521
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                  $    381,914     $    142,130
   Lease liability                                              156,400                -
    Notes payable, net of unamortized discount of $21,066       366,434                -
    Notes payable to related parties                             67,500                -
    Deferred rent expense                                        10,900           11,201
                                                            ------------     ------------
         Total current liabilities                              983,148          153,331
                                                            ------------     ------------

Stockholders' (deficit) equity:
    Common stock; $.001 par value; 100,000,000 shares authorized; 30,865,366 and
      18,355,995  shares issued and  outstanding  at March 31, 2003 and June 30,
      2002,
      respectively                                               30,865           18,356
    Additional paid-in capital                                8,026,702        3,882,394
    Prepaid consulting expense                                 (700,513)               -
    Deficit accumulated during the development stage         (7,948,649)      (3,775,560)
                                                            ------------     ------------
         Total stockholders' (deficit) equity                  (591,595)         125,190
                                                            ------------     ------------

                                                           $    391,553     $    278,521
                                                            ============     ============


        See accompanying notes to unaudited consolidated financial statements.
                                       2





                                    QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              For the Period
                                        For the Three Months        For the Nine Months         April 1, 1999
                                           Ended March 31,            Ended March 31,        (Date of Inception)
                                     --------------------------  -------------------------       to March 31,
                                        2003           2002          2003           2002           2003
                                     -----------    -----------  -----------     -----------   -----------
                                     (Unaudited)    (Unaudited)  (Unaudited)     (Unaudited)   (Unaudited)

Revenue                               $     -        $     -     $      -        $       -      $      -
                                     -----------    -----------  -----------     -----------   -----------

Operating expenses:
   General and administrative         3,372,580       208,658     4,082,616         314,573     7,858,176
                                     -----------    -----------  -----------     -----------   -----------
Loss from operations                 (3,372,580)     (208,658)   (4,082,616)       (314,573)   (7,858,176)

Interest expense                         74,089            -         90,473              -         90,473
                                     -----------    -----------  -----------     -----------   -----------

  Net loss                          $(3,446,669)   $ (208,658) $ (4,173,089)      $(314,573)  $(7,948,649)
                                     ===========    ===========  ===========     ===========   ===========

Basic and diluted net loss per
  common share                      $     (0.12)   $    (0.03)  $     (0.19)    $     (0.04)
                                     ===========    ===========  ===========     ===========

Basic and diluted weighted
  average shares outstanding          28,261,268      8,048,712   21,619,289       7,949,766
                                     ===========    ===========  ===========     ===========



     See accompanying notes to unaudited consolidated financial statements.





                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          FOR THE PERIOD
                                                              FOR THE NINE MONTHS          APRIL 1, 1999
                                                                 ENDED MARCH 31,         (DATE OF INCEPTION)
                                                      ---------------------------------      TO MARCH 31,
                                                          2003                 2002             2003
                                                      -------------       -------------     -------------
                                                      (Unaudited)          (Unaudited)       (Unaudited)

  Cash flows from operating activities
     Net loss                                          $(4,173,089)        $ (314,573)       $(7,948,649)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                     6,055                  -                7,459
         Amortization of debt discount and non-cash
           interest expense                                 87,841                -               87,841
         Stocks and options issued for services          3,020,397             21,000          6,521,397
         Changes in operating assets and liabilities
            Prepaid expenses                                  (234)                -                (234)
            Other assets                                        -              (5,684)            (8,107)
            Accounts payable and accrued expenses          196,684            284,564            338,814
            Deferred rent                                     (301)                -              10,900
                                                      -------------       -------------     -------------

              Net cash used in operating activities       (862,647)           (14,693)          (990,579)
                                                      -------------       -------------     -------------

  Cash flows from investing activities
     Purchase of property and equipment                     (8,451)           (1,807)            (17,878)
     Collection on notes receivable                         60,000               -                60,000
                                                      -------------       -------------     -------------

              Net cash provided by (used in)
                 investing activities                       51,549            (1,807)             42,122
                                                      -------------       -------------     -------------

  Cash flows from financing activities
     Proceeds from sale of stock                                -             16,500             199,750
     Proceeds from exercise of options                      29,500                -               29,500
     Proceeds from notes payable to related parties         50,000                -               50,000
     Proceeds from notes payable                           385,000                -              385,000
     Capital contribution                                   300,000               -              300,000
                                                      -------------       -------------     -------------

              Net cash provided by financing
                 activities                                764,500            16,500             964,250
                                                      -------------       -------------     -------------


  Net (decrease) increase in cash                          (46,598)                -              15,793

  Cash, beginning of period                                 62,391                 -                  -
                                                      -------------       -------------     -------------

  Cash, end of period                                 $     15,793        $        -        $     15,793
                                                      =============       =============     =============




                                                                                           FOR THE PERIOD
                                                              FOR THE NINE MONTHS           APRIL 1, 1999
                                                                ENDED MARCH 31,          (DATE OF INCEPTION)
                                                      ---------------------------------      TO MARCH 31,
                                                          2003                 2002             2003
                                                      -------------       -------------     -------------
                                                      (Unaudited)           (Unaudited)     (Unaudited)



  Supplemental disclosure of cash flow information:
     Common stock issued as additional
        consideration pursuant to the
        terms of promissory note                       $    106,407        $         -       $    106,407
                                                      =============       =============     =============


        Promissory notes receivable entered
        into as a consideration for the
        assumption of lease liability
        and other accounts payable.                   $     199,500       $          -      $     199,500
                                                      =============       =============     =============


     Common stock and options issued for services     $   3,020,397       $      21,000     $   6,521,397
                                                      =============       =============     =============


     Common stock issued for prepaid consulting
        services                                      $     700,513       $          -      $     700,513
                                                      =============       =============     =============


     Furniture purchased under a note
        payable to related party                      $      17,500       $          -      $      17,500
                                                      =============       =============     =============

     Common stock issued to third parties for
        patent and prepaid royalties valued at
        $50,000 and $150,000, respectively            $          -        $          -      $     200,000
                                                      =============       =============     =============




     See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

QT 5, Inc. (the "Company") intends to develop, distribute and market In Vitro diagnostic tools and pharmaceutical products for the individual, home, and work environments. In April 2002, the Company acquired a patent relating to nicotine beverages (the "Nico Patent"). The Company's first homeopathic nicotinum [nicotine] product is anticipated to be Nico Water(TM), a water based nicotinum [nicotine] product.

While the Company plans to continue its small device and pharmaceutical product development, since acquisition of the Nico Patent, the Company has focused its efforts on developing and marketing nicotinum [nicotine] products. Other than its homeopathic nicotinum [nicotine] line of products, the Company has not developed nor does it have the right to market any other products; however, the Company is in negotiations to acquire certain intellectual property rights and their associated research and development efforts and FDA approvals on an H.I.V. test kit, In Vitro drug test kit and a cardiac pulmonary test kit. In addition to Nico Water, to date, the Company has been engaged in the research and development of proprietary programs for business and government use to educate and limit liability of employee drug use, sexual harassment and work place discrimination. The Company is in negotiations to acquire products in this area.

Effective January 9, 2003, pursuant to the terms of the Agreement and Plan of Reorganization (the "Merger Agreement") between Moneyzone.com, Inc. ("Moneyzone"), and QuickTest 5, Inc. ("Quicktest") (the "Merger"), Quicktest merged with and into Moneyzone, the separate corporate existence of Quicktest ceased, and Moneyzone continued as the surviving entity and changed its name to "QT 5, Inc." and its symbol on the Over the Counter Bulletin Board to "QTFV."

The original stockholders of Moneyzone retained 3,000,000 shares of common stock. In connection with the Merger, the Company issued an aggregate 25,000,000 shares of its common stock to Quicktest stockholders resulting in the Company having 28,000,000 shares of common stock issued immediately following the Merger.

As Quicktest retained control of the combined entity after the Merger was completed, this transaction was accounted for as a "reverse acquisition." Under reverse acquisition accounting, Quicktest is considered the accounting acquirer and Moneyzone is considered the accounting acquiree; the 3,000,000 shares of previously outstanding common stock of Moneyzone was accounted for as an issuance of shares in a recapitalization of Quicktest and valued at $300,000, representing monies advanced to Quicktest by Moneyzone prior to the Merger that were contributed to the Company upon consummation of the Merger. In addition, the historical financial statements of Quicktest became those of the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2002, included in the Company's Definitive Information Statement pursuant to
Section 14(c) of the Securities and Exchange Act of 1934 filed with the Securities and Exchange Commission on December 11, 2002. The results of the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of QT 5, Inc. and its wholly owned and controlled subsidiary Nico International, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company's products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $3,446,669 and $4,173,089 during the three and nine months ended March 31, 2003, respectively, had no net sales revenue during the three and nine months ended March 31, 2003, and had a cash balance of $15,793 at March 31, 2003. In addition, the Company has a deficit accumulated during the development stage of $7,948,649 and negative working capital of $817,121 at March 31, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market coupled with faster service and a variety of options. Management anticipates that there will be a new product entering the market within the next quarter, which should create a source of revenue. Management believes that these products will have a significant effect on future profitability. Management's plans also include obtaining additional capital through equity financing. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of prepaid royalties, notes receivable and long-lived assets and valuation allowance on deferred tax assets.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2003, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2003, there were no potentially dilutive securities that would effect loss per share if they were to be dilutive.

Revenue Recognition

The Company anticipates generating future sales revenue from sales of its products. The Company will recognize revenue at the time of shipment of its products to customers.

Comprehensive Income

Comprehensive income is not presented in the Company's condensed consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying condensed consolidated financial statements.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under SFAS
No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. The Company has not issued any stock-based compensation to employees since its inception.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have any effect on the Company's results of operations, financial position or cash flows.

Conversion and Stock Split

On January 9, 2003, the Company's stockholders approved an increase in the number of authorized common stock shares to 100,000,000 and changed the par value to $0.001. Also, pursuant to the terms of the Merger Agreement, the shares of Quicktest's common stock were converted into 1.33 shares of Moneyzone's common stock.

All references in the consolidated financial statements and the accompanying notes referring to common shares, share prices, per share amounts, and stock plans have been adjusted to give retroactive effect to the par value change and a conversion into 1.33 shares of Moneyzone's common stock.

NOTE 2 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former majority stockholders of Moneyzone. These notes accrue interest at a rate of 4% per annum and are payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space and other remaining accounts payable of Moneyzone assumed in the Merger (see Note 1). Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amounts. These notes are secured by 399,000 shares (300,000 shares before the 1.33 share conversion discussed in Note 1) of the Company's common stock owned by the former stockholders. During the three months ended March 31, 2003, the Company received $60,000 advance payment on the promissory note receivable, resulting in the remaining notes receivable balance of $139,500 as of March 31, 2003.

NOTE 3 - PATENT AND ROYALTY FEE

On April 7, 2002,  the Company  acquired  the rights to a patent  pertaining  to certain new and significant improvements to a nicotine beverage. In consideration thereof, the Company issued 133,000 shares (100,000 shares before the 1.33 share conversion discussed in Note 1) of its common stock; valued at $50,000 ($0.376 per share, or $0.50 per share before 1.33 share conversion, was the management's estimated fair market value of its common stock on the date the patent was assigned). The cost of the patent is being amortized over the patent's remaining useful life of 17 years. In addition, the Company agreed to pay the original patent holder royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the patent, for the remaining life of the patent. The royalty payments will begin on the first day of the calender quarter commencing at such time as the Company makes a First Distribution. As a condition to the continuance of this agreement, the Company has agreed to the following performance goals: (1) during the first year, the Company will sell a minimum of 500,000 cases of the patented product, and (2) during any year thereafter for the duration of this agreement, the Company will sell a minimum of 1,000,000 cases of the patented product each year. In June 2002 the Company prepaid royalties through the issuance of 399,000 (300,000 shares before the 1.33 share conversion) shares of its stock valued at $150,000 ($0.376 per share, or $0.50 per share before 1.33 share conversion, which was the management's estimated fair market value of its common stock on the date the shares were issued) in lieu of meeting the minimum performance requirement of the first year, due to regulatory issues with the previous products marketed by the inventor associated with the patent. This amount will be amortized to expense at the rate of $1.20 per case sold.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In October 2002, the Company entered into a non-interest bearing convertible promissory note with a third party for $150,000. Unless earlier converted by the lender, the principal was due at the earlier of (1) four months from the effective date of the Schedule 14C of Moneyzone (but in no event later than March 31, 2003), or (2) a financing in which the Company receives net proceeds of $1 million. At the election of the holder, the outstanding principal of the note was convertible into shares of the Company's common stock at $0.75 per share ($1.00 per share before 1.33 share conversion discussed in Note 1, subject to standard adjustments on recapitalization, stock split, etc.). Pursuant to the terms of the promissory note, the Company issued 99,750 shares of the common stock (75,000 shares before 1.33 share conversion) valued at $37,500, or $0.376 per share ($0.50 per share before 1.33 share conversion, which was the management's estimated fair market value of its common stock on the date the shares were issued) to the lender as additional consideration. Based on the allocated value of the relative fair values of the promissory note without the shares issuance and the value of the shares themselves at the time of issuance, $30,000 was recorded as a discount on the note and amortized to interest expense ratably over the earliest estimated due date of the note. In February 2003, the note was amended to increase the principal amount due to $152,500 and to extend the maturity date, unless earlier converted by the lender, to the earlier of (1) April 30, 2003, or (2) a financing in which the Company receives net proceeds of $1 million. The increase in principal of $2,500 was recognized as an imputed interest and recorded as interest expense.

In December 2002 and January 2003, the Company entered into three non-interest bearing convertible promissory notes with third parties in a total amount of $235,000. Unless earlier converted by the lenders, the principal was due at the earlier of (1) April 30, 2003, or (2) a financing in which the Company receives net proceeds of either $1.5 or 2 million, as defined in the individual notes. At the election of the holder, the outstanding principal of the note was convertible into shares of the Company's common stock at $0.75 per share (subject to standard adjustments on recapitalization, stock split, etc.). Pursuant to the terms of the promissory note, the Company issued a total of 208,366 shares of the common stock valued at $121,748 (which was the estimated fair market value of the common stock on the date the shares were issued) to the lender as additional consideration. Based on the allocated value of the relative fair values of the promissory notes without the shares issuance and the value of the shares themselves at the time of issuance, $76,407 was recorded as a discount on the notes and amortized to interest expense ratably over the earliest estimated due date of the note.

During the three and nine months ended March 31, 2003, the Company recorded interest expense of $70,341 and $85,341, respectively, from the amortization of the discount on the above convertible promissory notes.

All of these convertible promissory notes also contained certain penalty provisions under a default. The Company is currently in default for lack of payment under all of the notes and is communicating with the note holders to resolve the final settlement of penalty provisions.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

In January 2003, before the effective date of the Merger, Quicktest issued 6,644,005 shares of common stock valued as follows: (1) 2,751,095 shares issued for consulting services were valued at $1,034,247, or $0.376 (which was the management's estimated fair market value of its common stock on the date the shares were issued), (2) 232,750 shares issued as additional consideration pursuant to the terms of the convertible promissory notes payable were valued at $67,500 (see Note 4), and (3) 3,660,160 shares were valued at $0 as the shares were issued but held in escrow pending final negotiation of certain transactions.

On January 9, 2003, the 3,000,000 shares of previously outstanding common stock of Moneyzone were accounted for as an issuance of shares in a recapitalization of the Company (see further discussion in Note 1).

During the nine months ended March 31, 2003, the Company issued 2,865,366 shares of common stock valued as follows: (1) 1,510,000 restricted shares issued for consulting services were valued at $1,435,600, or $0.95 (which was a weighted average fair market value on the dates of issuance, (2) 75,366 shares issued as additional consideration pursuant to the terms of the convertible promissory notes payable were valued at $38,907 (see Note 4), (3) 1,180,000 shares issued for consulting services under 2000 Stock Option Plan were valued at $1,222,013, or $1.03 (which was a weighted average price of fair market value on the date of issuance), of which $700,513 was prepaid consulting expense to be amortized over the respective service period, and (4) 100,000 shares issued in connection with the exercise of options for $29,500 cash.

Stock Options

Effective January 9, 2003, the Company adopted a stock option plan (the "Plan"), as amended, that authorized the issuance of options and shares to acquire up to 2,533,330 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance pursuant to the Plan Amendment to 4,233,330 shares. The Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the Plan available for grant at March 31, 2003 was 2,953,330.

Options to purchase 100,000 shares of the Company's common stock under the Plan at prices ranging from $0.29 per share to $0.30 per share (below the fair market value on the date of grant) were issued to consultants during the nine month period ended March 31, 2003. All of these options were exercised during the nine-month period ended March 31, 2003 for cash of $29,500. Thus, the Company has no options or warrants outstanding as of March 31, 2003, and no reconciliation table of stock option activity is necessary. The consulting expense recognized in the accompanying consolidated statements of operations pursuant to SFAS No. 123 for the options issued was $29,051 during the nine months ended March 31, 2003. No options or warrants were issued or outstanding during the nine months ended March 31, 2002.

The fair value of each option granted during the nine months ended March 31, 2003 to consultants is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 98 percent (iii) weighted average risk free interest rate of approximately 1.30 percent, and (iv) average expected life of 1 year.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company recorded approximately $161,000 and $590,000 of expense from various related parties, including officers and/or stockholders of the Company, during the three and nine months ended March 31, 2003, respectively, for consulting and administrative services (excluding the consulting expense recognized from the issuance of stocks and options for services performed).

Moneyzone advanced cash of $300,000 in July 2002 to the Company. Upon consummation of the merger, the inter-company advance was eliminated in consolidation and recorded as a capital contribution.

In September 2002, the Company entered into bridge loan promissory notes ("Notes") with two majority stockholders of Moneyzone for a total of $50,000 with interest at 10% per annum. The principal and interest are due on the closing of collective funding by the Company of not less than $250,000. Pursuant to the terms of the Notes, the Company cannot be sold or otherwise merged into any other entity except Moneyzone, unless the Notes holders are repaid. These Notes are conditionally guaranteed by the CEO of the Company if the Company does not meet its covenants. The Company recorded interest expense of $2,498 and $3,882 related to the Notes during the three and nine months ending March 31, 2003.

In November 2002, the Company entered into a non-interest bearing note, due on demand, for a purchase of certain office furniture from one of its officers for $17,500.

NOTE 7 - LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process defending this litigation but has recorded $156,400 in lease liability in the accompanying consolidated balance sheets.

On May 1, 2003, the Company received correspondence from counsel to Dale Affonso. Mr. Affonso is the holder of a promissory note entered into with the Company's predecessor, Quicktest 5, Inc. The Company is in default on the promissory note and Mr. Affonso is demanding the outstanding principal balance of $50,000 plus penalties. No lawsuit has been filed at the time of this filing and the Company is in the process of negotiating with Mr. Affonso.

On May 1, 2003, the Company received correspondence from counsel to NDMS Investments, L.P. ("NDMS"). NDMS is the holder of two promissory notes entered into with the Company's predecessor, Quicktest 5, Inc. The Company is in default on the promissory notes and NDMS is demanding the total outstanding principal balance on the notes of $335,000 plus penalties. No lawsuit has been filed at the time of this filing and the Company is in the process of negotiating with NDMS.

The balances on these three promissory notes are included in notes payable in the accompanying consolidated balance sheets.

NOTE 8 -SUBSEQUENT EVENTS

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 10,000,000 shares, of which 5,000,000 was registered on April 25, 2003. The Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options.

Subsequent to March 31, 2003, the Company issued (1) 639,993 shares of common stock for consulting services valued at $112,249, or $0.18 per share (which was a weighted average fair market value on the dates of issuance), (2) 1,832,069 shares in connection with the exercise of options, which were granted subsequent to March 31, 2003, for cash of $198,200, and (3) canceled 100,000 shares of common stock, issued in March 2003, pursuant to a terminated consulting agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

OPERATIONS

Effective January 9, 2003, we completed the Merger with Quicktest 5, Inc. pursuant to the terms of the Merger Agreement. As a development stage company, we have devoted substantially all of our efforts toward completing the merger and related reorganization, and establishing distribution and marketing of our products. We anticipate commencing product shipment within the fourth quarter of our current fiscal year; however, we will still require substantial additional financing for sales and marketing, general business overhead and the continuing research and development of products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2003, and the unaudited statements of operations and cash flows for the three and nine months ended March 31, 2003 and 2002, and the related notes thereto as well as the audited financial statements of the Company for the years ended June 30, 2002 and 2001, included in the Company's Definitive Information Statement filed with the Securities and Exchange Commission on December 11, 2002, under Section 14 (c) of the Exchange Act. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Independent Auditors' Report on our June 30, 2002 financial statements, the Company has incurred losses from operations and has not generated net sales revenue that raised substantial doubt about our ability to continue as a going concern.

GOING CONCERN

We recognize that we must generate additional resources in order for us to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our products. We anticipate bringing product to market within the fourth quarter of our current fiscal year, which will generate revenue flow to the Company. In addition, we believe that new product releases will have a significant effect on future profitability. Our plans also include obtaining additional working capital through equity or debt financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us.

These factors, among others, raise some doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, an area that is particularly significant is stock-based compensation. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

STOCK-BASED COMPENSATION. The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

RESULTS OF OPERATIONS

During the three and nine months ended March 31, 2003, we had no revenues and incurred net losses of $3,446,669 and $4,173,089, respectively, compared to net losses of $208,658 and $314,573 during the three and nine months ended March 31, 2002, all of which have been considered as part of our development stage activities.

General and administrative expenses for the three months ended March 31, 2003 were $3,372,580, compared to $208,658 for the three months ended March 31, 2002. The increase in expenses of $3,163,922 for the current three months were due substantially to non-cash consulting, legal and professional fees associated with completing the merger in the amount of $3,151,705. During the three month period ended March 31, 2003, 5,441,096 shares of common stock were issued for consulting services pursuant to consulting agreements, for which management's fair market value on the dates of issuance was $3,691,860, of which $700,513 was prepaid consulting expense to be amortized over the respective service periods.

General and administrative expenses for the nine months ended March 31, 2003 were $4,082,616, compared to $314,573 for the nine months ended March 31, 2002. The increase in expenses of $3,768,043 for the current period were due substantially to consulting, legal and professional fees associated with completing the merger in the amount of $3,521,760. During the nine month period ended March 31, 2003, 5,441,096 shares of common stock were issued for consulting services pursuant to consulting agreements for which management's fair market value on the dates of issuance was $3,691,860, of which $700,513 was prepaid consulting expense to be amortized over the respective service periods.

 During the three and nine months ended March 31, 2003, we recorded interest expense of $74,089 and $90,473, respectively, representing accrued interest and amortization of discount on promissory notes. No interest expense was included in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We had $15,793 in cash and prepaid expenses of $150,234 at March 31, 2003. Included in prepaid expenses is $150,000 in royalties which will be amortized at the commencement of sales activity pursuant to the agreement for the assignment of patent rights. An additional $700,513 of prepaid expense, representing consulting services to be rendered in subsequent periods pursuant to consulting agreements for which the Company issued shares of common stock, is reflected as a reduction to stockholders' equity.

Also reflected are two promissory notes receivable in the net amount of $139,500 representing consideration for the assumption of a lease liability. Current liabilities in the amount of $983,148 consist of accounts payable and accrued expenses of $381,914, a lease liability of $156,400 related to assumed Moneyzone liabilities, notes payable, net of unamortized discount, of $433,934, of which $67,500 is due to related parties and deferred rent of $10,900. We have a negative working capital in the amount of $817,121 at March 31, 2003.

During the nine months ended March 31, 2003, our net cash position decreased by $46,598 from a beginning balance of $62,391 as of June 30, 2002. As of March 31, 2002, we had $0 cash. During the nine months ended March 31, 2003, we had a loss from operations of approximately $4,173,089, we generated net cash flows from investing activities of $51,549 and net cash flows from financing activities of $764,500. During this period, our operating activities utilized net cash of $862,647.

Also during the nine months ended March 31, 2003, our trade accounts payable and accrued expenses increased by $196,684, as compared to an increase of $284,564 during the same period in 2002. Our cash flows from financing activities included $29,500 received from the exercise of options, $435,000 of proceeds from notes payable, of which $50,000 was from related parties and a capital infusion of $300,000 from Moneyzone which was capitalized at the effective date of the Merger.

The Company does not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash generated from financing activities current. We anticipate commencing shipment of product during the final quarter of our fiscal year, and we will have an ongoing need to raise additional capital to meet working capital requirements in order to fund the growth and development of the business.

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

MERGER

Effective January 9, 2003, we completed the Merger pursuant to the terms of the Agreement and Plan or Reorganization (the "Merger Agreement") between
Moneyzone.com, Inc. ("Moneyzone") and Quicktest 5, Inc. ("Quicktest"), (the "Merger"), wherein Quicktest merged with and into Moneyzone, the separate corporate existence of Quicktest ceased, and Moneyzone continued as the surviving entity and changed its name to QT 5, Inc. and its symbol on the Over the Counter Bulletin Board to "QTFV". QT 5, Inc. is a development stage company and has not generated any revenues from operations. All losses accumulated since inception have been considered as part of its development stage activities. Although we anticipate the imminent shipment of product, we will require substantial additional financing for sales and marketing, general business overhead, continuing research and development, obtaining regulatory approval for and the commercialization of products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

In connection with the Merger, on January 9, 2003, the Company's stockholders approved an increase in the number of authorized common shares to 100,000,000 and changed the par value to $0.001. Also, pursuant to the terms of the Merger Agreement, the shares of Quicktest's common stock were converted into 1.33 shares of Moneyzone's common stock.

2000 STOCK OPTION PLAN

On February 10, 2003, we filed a Registration Statement on Form S-8 to register an additional 1,700,000 shares of our common stock under our 2000 Stock Option Plan. This increased the total number of shares of our common stock available for issuance under this plan in connection with offerings that commence on or after February 7, 2003, to 4,233,330 shares. The number of options under the plan available for grant at March 31, 2003 was 2,953,330.


ITEM 3.  CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures

         The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

         (b) Changes in internal controls

         There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                           Forward Looking Statements

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition; the risks and uncertainties concerning the availability of additional capital as and when required; the risks and uncertainties concerning general economic conditions and those discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process defending this litigation.

         On May 1, 2003, the Company received correspondence from counsel to Dale Affonso. Mr. Affonso is the holder of a promissory note entered into with the Company's predecessor, Quicktest 5, Inc. The Company is in default on the promissory note and Mr. Affonso is demanding the outstanding principal balance of $50,000 plus penalties. No lawsuit has been filed at the time of this filing and the Company is in the process of negotiating with Mr. Affonso.

         On May 1, 2003, the Company received correspondence from counsel to NDMS Investments, L.P. ("NDMS"). NDMS is the holder of two promissory notes entered into with the Company's predecessor, Quicktest 5, Inc. The Company is in default on the promissory notes and NDMS is demanding the total outstanding principal balance on the notes of $335,000 plus penalties. No lawsuit has been filed at the time of this filing and the Company is in the process of negotiating with NDMS.

Item 2.  Changes in Securities and Use of Proceeds.

         On January 9, 2003, the Company consummated a reverse merger with MoneyZone.com, Inc., wherein the Company issued stockholders of Quicktest 5, Inc. 25,000,000 shares of common stock in exchange for all the issued and outstanding shares of Quicktest 5, Inc.

         Upon consummation of the Company's merger in January 2003, the owners of all the Series A Preferred Stock rescinded their rights and returned the Preferred Stock to the Company. There are currently no outstanding shares of Preferred Stock.

         In January 2003, the Company entered into a convertible promissory note with an accredited investor in the amount of $50,000 which is convertible into common stock of the Company upon the earlier of (i) April 30, 2003 or (ii) a financing in which the Company receives net proceeds of $2 million. Under the terms of the promissory note, the Company issued 44,333 to the individual. The above issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In January 2003, the Company entered into a convertible promissory notes with an accredited investor in the amount of $35,000 which is convertible into common stock of the Company upon the earlier of (i) April 30, 2003 or (ii) a financing in which the Company receives net proceeds of $2 million. Under the terms of the promissory note, the Company issued 31,033 shares to the individual. The above issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

1,510,000 shares of common stock were issued to consultants in February and March 2003. The above issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On February 10, 2003, we filed a Registration Statement on Form S-8 to register an additional 1,700,000 shares under our 2000 Stock Option Plan. The total number of shares of common stock that are available for issuance under this plan is 2,953,330.

         On April 21, 2003, the Company  adopted an incentive  equity stock plan
(the "2003 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 10,000,000 shares, of which 5,000,000 was registered on a Form S-8 Registration Statement on April 25, 2003. The Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  Exhibit 2.1       Agreement  and Plan of Merger,  dated as
                                    of  July  15,  2002,   by  and  between  the
                                    Registrant    and    QuickTest    5,   Inc.,
                                    incorporated by reference to Exhibit 10.2 of our Schedule 14C (File No. 000-25022), filed with the Commission on December 11, 2002 (the "Schedule 14C").

                  Exhibit 2.2 Certificate of Merger, dated as of January 9, 2003, between the Registrant and Quicktest 5, Inc., incorporated by reference to Exhibit 10.1 of Schedule 14C.

                  Exhibit 3.1       Certificate of Amendment to Certificate
                                    of  Incorporation,  dated  as of  March  20,
                                    1998,   incorporated  by  reference  to  our
                                    Annual  Report  on  Form  10-KSB  (File  No.
                                    000-25022), filed with the Commission on April 14, 1998.

                  Exhibit 3.2       Certificate of Amendment to Certificate
                                    of  Incorporation,  dated  as of  March  31,
                                    1998,   incorporated  by  reference  to  our
                                    Annual  Report  on  Form  10-KSB  (File  No.
                                    000-25022), filed with the Commission on April 14, 1989.

                  Exhibit 3.3       Certificate of Amendment to Certificate
                                    of Incorporation, dated as of July 8, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), filed with the Commission on March 30, 2000.

                  Exhibit 3.4       Certificate of Amendment to Certificate
                                    of Incorporation, dated as of July 22, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), filed with the Commission on March 30, 1999.

                  Exhibit 3.5       Certificate of Amendment to Certificate
                                    of  Incorporation,  dated as of December 17,
                                    1999,   incorporated  by  reference  to  our
                                    Annual  Report  on  Form  10-KSB  (File  No.
                                    000-25022), filed with the Commission on March 30, 2000).

                  Exhibit 3.6       By-Laws   of   Moneyzone.com,    Inc.,
                                    incorporated  by reference  to  Registration
                                    Statement    on   Form   10-SB   (File   No.
                                    000-25022), filed with the Commission on October 27, 1994.

                  Exhibit 4.1 Form of Registration Rights Agreement by and among Registrant and NDMS Investments, L.P. and NDMS Investments, L.P., assignees, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), filed with the Commission on April 15, 2003.

                  Exhibit 4.2       $150,000 Promissory Note dated September
                                    30, 2002,  between the  Registrant  and NDMS
                                    Investments, L.P., incorporated by reference to our Annual Report (File No. 000-25022), filed with the Commission on April 15, 2003.

                  Exhibit 4.6 Amendment No. 1 to $150,000 Promissory Note dated February 28, 2003, between the Registrant and NDMS Investments, L.P., incorporated by reference to our Annual Report (File No. 000-25022), filed with the Commission on April 15, 2003.

                  Exhibit 10.1 Amendment No. 2 to the 2000 Stock Option Plan, incorporated by reference to
                                    Exhibit  10.3 of the  Registrant's  Form S-8
                                    (File  No.   333-103208),   filed  with  the
                                    Commission on February 14, 2003.

                  Exhibit 16        Letter  of  former  accountant,   Spicer
                                    Jeffries & Co., dated as of April 15, 2003, incorporated by reference to our Annual Report (File No. 000-25022), filed with the Commission on April 15, 2003.

                  Exhibit 99.1      Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of the  Sarbanes-Oxley Act of
                                    2002.

         (b) Reports on Form 8-K.

          - On March 10, 2003, we filed a current report on Form 8-K for March 10, 2003 announcing the establishment of a medical and regulatory advisory board to our Board of Directors. The Form 8-K included Item 5 - Other Events and Regulation FD Disclosures and
               Item 7 - Financial Statements and Exhibits. The exhibit attached was a press release dated March 10, 2003 relating to the establishment of the medical and regulatory advisory board.

          - On March 3, 2003, we filed a current report on Form 8-K for March 3, 2003 announcing its plans to market NicoWater (TM). The Form 8-K included Item 5 - Other Events and Regulation FD Disclosures and Item 7 - Financial Statements and Exhibits. The exhibit attached was a press release dated March 3, 2003 relating to the plans to market NicoWater (TM).

          - On February 12, 2003 we filed a current report on Form 8-K for February 7, 2003 announcing a change in our independent auditors from Corbin & Wertz to Corbin & Company LLP. The Form 8-K included Item 5 - Other Events and Regulation FD Disclosures and
               Item 7 - Financial Statements and Exhibits. The exhibit attached was a letter from Corbin & Wertz in response to this Form 8-K.

          - On January 24, 2003, we filed a current report on Form 8-K for January 9, 2003 announcing the merger between our company and Moneyzone.com, Inc. ("Moneyzone") pursuant to a Merger and Plan of Reorganization (the "Merger") which included a 5-for-1 forward stock split of the Moneyzone.com, Inc. shares, the resignation of Moneyzone's Board of Directors and a change in our fiscal year. The Form 8-K included Item 1 - Change in Control of Registrant,
               Item 5 - Other Events and Regulation FD Disclosures, Item 6 - Resignations of Registrant's Directors, Item 7 - Financial Statements and Exhibits and Item 8 - Change in Fiscal Year. The exhibits attached were an Agreement for the Assignment of Patent Rights, an Amendment to Agreement for the Assignment of Patent Rights and a press release dated January 9, 2003 relating to the Merger.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QT 5, Inc.
                                         (Registrant)

Dated:  May 15, 2003                      By: /s/ Timothy J. Owens
                                             _________________________________
                                           Timothy J. Owens
                                           Chief Executive Officer and Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                  I, Timothy J. Owens, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of QT 5, Inc.

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003                  By: /s/ Timothy J. Owens
                                          ____________________________
                                             Timothy J. Owens
                                             Chief Executive Officer



                  I, Steven Reder, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of QT 5, Inc.

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003                   By: /s/ Steven Reder
                                           ______________________________
                                              Steven Reder
                                              President and Chief
                                              Financial Officer