Form 10KSB
period 2003-06-30
QT 5 INC
filed 2003-09-23
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

| | ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934; OR

|x| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 2003 TO JUNE 30, 2003.

                          Commission File No. 000-25022

                                   QT 5, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                   72-7148906
              --------                                   ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                       5655 Lindero Canyon Road, Suite 120
                          Westlake Village, California
                    (Address of principal executive offices)

                    Issuer's telephone number: (818) 338-1500

                                  MONEYZONE.COM
          (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $0.15 par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $9,042

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,584,396 as of September 10, 2003.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At September 10, 2003, a total of 44,379,516 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes; [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Description of Business                                             1

Item 2.   Description of Properties                                           4

Item 3.   Legal Proceedings                                                   4

Item 4.   Submission of Matters to a Vote of Security Holders                 4

PART II

Item 5.   Market Information                                                  4

Item 6.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   7

Item 7.   Financial Statements                                               16

Item 8.   Changes and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                       17

Item 8A.  Disclosure Controls and Procedures                                 17

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  18

Item 10.  Executive Compensation                                             19

Item 11.  Security Ownership of Certain Beneficial Owners and Management     21

Item 12.  Certain Relationships and Related Transactions                     22

Item 13.  Exhibits, Lists and Reports on Form 8-K                            23

Item 14.  Principal Accountant Fees and Services                             28

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE HISTORY

            QT 5, Inc. (referred to in this Annual Report as "we", "us", or "our") was formed on April 4, 1989 under the name Chelsea Atwater, Inc. On
March 19, 1997 we changed our name to Cerx Entertainment Corporation, and on March 23, 1998 we changed our name to Cerx Venture Corporation. Prior to 1996 we had limited operations while we were seeking a business to acquire. On July 15, 1999, we effected a merger with EBonlineinc.com, Inc., a Delaware corporation, and changed our name to MoneyZone.com, Inc. (referred to in this discussion as "MoneyZone"). On July 18, 2002, we announced that we had entered into a Merger Agreement with QuickTest 5, Inc., a Delaware corporation.

            Effective January 9, 2003, pursuant to the terms of the Merger and Plan of Reorganization between MoneyZone.com, Inc. and QuickTest 5, Inc., Quicktest merged with and into MoneyZone, the separate corporate existence of Quicktest ceased, and MoneyZone continued as the surviving entity and changed its name to "QT 5, Inc." and its symbol on the over the counter bulletin board to "QTFV".

            Prior to the merger, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation increasing the total number of shares of our authorized Common Stock from 25,000,000 shares to 100,000,000 shares. Prior to the merger but also effective on January 9, 2003, we effectuated a 5 for 1 forward split of our outstanding shares of Common Stock. All shares reported in this Annual Report reflect the forward stock split unless otherwise noted.

            On February 7, 2003 we formed Nico International, Inc., our wholly owned subsidiary.

OUR BUSINESS

         On April 7, 2002 we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 (the "Agreement") relating to the formulation of nicotine beverages, referred to in this Annual Report as the "NICO Patent". The Agreement was effective only upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. Our first nicotine beverage product is NICOWater(TM) which, as the name implies, is a water based nicotine product. Currently, we are using our resources to introduce and market NICOWater(TM). NICOWater(TM) is used by individuals who are unable, temporarily, to smoke because of short-term impediments, such as being present in a non-smoking facility or in social gatherings where smoking may be discouraged, such as in the presence of children.

         NICOWater(TM) is a homeopathic formula that may be used by adult smokers to relieve the symptoms of tobacco cravings.

NICOWater(TM)

         According to the United States Food and Drug Administration (referred to in this discussion as the "FDA"), homeopathy is a medical theory and practice that developed in reaction to the harsh procedures used in conventional medicine as it was practiced more than 200 years ago. Homeopathic products are normally based on natural ingredients. Because they are diluted into minuscule doses, they are generally without side effects. The FDA regulates homeopathic remedies differently from drugs, because homeopathic products contain little or no active ingredients.

         NICOWater(TM) is a homeopathic formula developed for adult smokers who suffer from the self-diagnosed symptoms of nicotine cravings. It is made from purified water, purchased from bottlers registered as drug manufacturers with the FDA, and nicotinum (nicotine), which is prepared by a licensed homeopathic manufacturer. Both purified water and nicotinum are readily available from numerous suppliers.

         NICOWater(TM) is colorless, odorless and tasteless. NICOWater(TM) is available in 16.9 oz (500 ml) bottles that can be conveniently carried or packed in purses, briefcases or other small totes. NICOWater(TM) has been formulated to be used by adult smokers who find themselves in environments where smoking is prohibited or unwelcome, such as in airplanes or in the presence of children. In order to relieve the symptoms of tobacco cravings, the user sips NICOWater(TM). The directions on the bottle state that no more than one bottle of NICOWater(TM) should be consumed in an hour and no more than eight bottles of NICOWater(TM) should be consumed in a day. Although NICOWater(TM) is a highly diluted form of nicotinum (nicotine) and is marketed to adult smokers who possess a tolerance to nicotine, it is possible to overdose on nicotine and to suffer symptoms such as nausea, vomiting, dizziness, diarrhea, weakness, palpitations and rapid heartbeat. To our knowledge no one who has used NICOWater(TM) as directed has experienced nicotine overdose.

         Presently, NICOWater(TM) is our only product.

Our Market

         NICOWater(TM) has been developed for adult smokers who suffer from the symptoms of tobacco cravings and find themselves in situations or environments where smoking is prohibited or discouraged. Public smoking has been increasingly restricted by government regulation due to the health risks associated with second hand smoke. In the United States alone, we believe there are over 47 million smokers, many of whom will be impacted by these regulations or will find themselves in social situations where they'd like to smoke, but can't.

         Although it is our belief that we are not required to do so, we have decided to limit the marketing of NICOWater(TM) solely to individuals who are 18 years or older. We require our retailers to verify proof of age. For this reason, NICOWater(TM) is not sold in vending machines or in any other location where proof of age is not required.

Distribution Methods

         Currently we sell NICOWater(TM) to national pharmacy chains and through major distributors. We are also promoting NICOWater(TM) to retail chain pharmacies. In July 2003 we entered into an agreement with Eckerd Drug Stores to sell NICOWater(TM). Eckerd Drug Stores is a chain of approximately 2,600 stores in 21 states along the eastern seaboard and in the southern portion of the United States. We anticipate that, in the future, we will also place NICOWater(TM) in convenience stores. Sales of NICOWater(TM) have begun just recently and, as of June 30, 2003 we earned only $9,042 in revenues. Since we are in the early stages of developing our sales, we are not currently dependent on one or a few major customers.

         We advertise NICOWater(TM) in newspapers and on the radio. The product, upon completion of its manufacture, is shipped in cases containing six 4-pack carriers to its destination via trucks.

The Effect of Government Regulation on our Business

         The FDA regulates homeopathic drugs, however the regulation is significantly different from non-homeopathic drugs. Because homeopathic products contain little or no active ingredients, manufacturers are deferred from submitting new drug applications and their products are exempt from good manufacturing practice requirements related to expiration dating and from finished product testing for identity and strength.

         However, in order to comply with FDA regulations, homeopathic drugs generally must satisfy standards of strength, quality and purity that are articulated in the Homeopathic Pharmacopoeia of the United States. They must also conform with the FDA's good manufacturing practices for drug products (with the exception of expiration dating and testing for identity and strength).

         We believe that we are currently in compliance with applicable FDA regulations and we intend to work diligently to assure compliance with current and future regulations that impact our business. We cannot assure you, however, that future regulations relating to homeopathic products will not be enacted which might adversely impact our operations.

Licenses and Other Intellectual Property

         On April 7, 2002 we entered into the Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine beverages. The Agreement was effective only upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The patent will expire in 17 years. In exchange for the patent, we issued to Marshall Anlauf Thompson, the inventor and the holder of the NICO Patent, 133,000 shares of our common stock and agreed to pay a royalty to the patent holder and related third parties in the amount of $1.20 per case for every case of NICOWater(TM) sold. We agreed to sell a minimum of 500,000 cases of NICOWater(TM) during the first year following the first distribution of the nicotine based products that utilize Mr. Thompson's patent, and a minimum of 1,000,000 cases of NICOWater(TM) during each of the following years. We also agreed to provide sufficient funds and adequate personnel to market NICOWater(TM), in order to meet the performance goals. If we fail to meet the performance goals, we could lose the patent. In June 2002, Mr. Thompson agreed to accept a prepayment of royalties in the amount of $150,000, which we paid by issuing 399,000 shares of our Common Stock. We are currently involved in a dispute with Mr. Thompson as to whether or not we are still entitled to develop and sell products based on the NICO Patent. This dispute is described in the section of this Annual Report titled "Legal Proceedings".

         We are in the process of reviving our application to register the mark, "NICO" with the United States Patent and Trademark Office. We believe that, as we grow, the name recognition and image that we develop in our market will significantly enhance customer response to our product. Accordingly, our trademark is important to our business.

         Other than the foregoing, we have no licenses, franchises or concessions and we have not entered into labor contracts.

Competition

            To our knowledge, NICOWater(TM) is the only product that is manufactured solely for the purpose of providing nicotine to smokers who are temporarily unable to smoke. Although we believe that there are 47 million smokers in the United States, we do not know if they will find our product helpful if they are unable to smoke, if they will decline to use our product because of the price, or if our advertising and promotion will be successful in reaching our target market.

Compliance with Environmental Laws

         Our manufacturing and distribution is outsourced to third parties. To our knowledge, federal, state or local environmental laws do not effect our operations and we have not spent any funds to comply with any such laws.

Status of the Launch of NICOWater(TM)

         Notwithstanding positive market response to the launch of NICOWater(TM), our initial product, we have experienced some formidable challenges to our national product rollout resulting in slower than expected product placement.

         Shortly after NICOWater(TM) was first made available in a major retail chain (Brooks Pharmacy), legislation was introduced in the State of Maine that would have immediately banned the sale of NICOWater(TM) there. The proposed legislation has been tabled until the 2004 legislative session, however the negative publicity which surrounded this event caused Brooks Pharmacy to suspend its sale of NICOWater(TM) until we make further progress in securing broad distribution.

         In addition, an allegation was made by the original patent inventor, Marshall Anlauf Thompson, and his associates that we are in default of our patent assignment agreement. In response we initiated an arbitration proceeding in accordance with the terms of the Agreement. We intend to aggressively defend and assert our rights under the Agreement.

         These issues have slowed certain aspects of the national rollout of our product. Although we have been successful in opening major regional and national accounts, we are currently assessing the impact of above mentioned events and delays in terms of the effect on our initial business plan.

Employees

         We have 8 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our office facilities are located at 5655 Lindero Canyon Road, Suite 120, Westlake Village, California 91362. We lease this 7,200 square foot facility at market rates. Our current rent is $7,888 per month. The lease provides for a rent increase in the amount of $0.05 per square foot for the second and third year of the term. The lease expires on April 30, 2005. We have an option to renew the lease for an additional three year term. We believe that this space is sufficient for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

            On November 15, 2002, Fidelity Mortgage, Inc. filed a lawsuit against us in the Supreme Court of the State of New York alleging that we breached a sublease. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. We are defending this litigation.

            We are currently involved in a dispute with Marshall Anlauf Thompson, the former owner of the NICO Patent, and Platinum Products, LLC regarding our rights to the NICO Patent. In May 2003 Mr. Thompson notified us of our alleged failure to meet the performance goals required by that certain Agreement for the Assignment of Patent Rights dated April 7, 2002. Platinum Products, LLC alleges that it has obtained the rights to use the NICO Patent. On June 4, 2003 we initiated an arbitration proceeding with the American Arbitration Association, as required by the Agreement for the Assignment of Patent Rights, to seek a finding that no breach has occurred and that we have retained our rights to the NICO Patent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to our security holders for approval during the quarter starting April 1, 2003 and ending June 30, 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Market Information

         Our Common Stock trades on the NASD OTC Bulletin Board. Since January 9, 2003, it has traded under the symbol QTFV. Prior to that date, our Common

Stock traded on the NASD OTC Bulletin Board under the symbol MOZN.

         The table below sets forth the range of high and low bid quotes of our Common Stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The following prices reflect the 5 for 1 stock split that was effected on January 9, 2003.

                                                             PERIOD           HIGH         LOW
                                                       -------------------   --------    --------

Fiscal Year Ended June 30, 2003                        First Quarter           $1.20       $0.20
                                                       Second Quarter          $1.20       $0.21
                                                       Third Quarter           $2.00       $0.40
                                                       Fourth Quarter          $0.50       $0.08

Fiscal Year Ended June 30, 2002                        First Quarter           $0.60       $0.40
                                                       Second Quarter          $1.00       $0.20
                                                       Third Quarter               *           *
                                                       Fourth Quarter              *           *

*No trades were made in our Common Stock during the third and fourth quarters of the June 30, 2002 fiscal year.

Holders

         There were approximately 371 holders of our Common Stock of record as of June 30, 2003.

Dividends

         We have never declared or paid cash dividends on our common stock, and our present policy is not to pay cash dividends on our common stock. Any payment of cash dividends in the future will be wholly dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. It is not likely that cash dividends will be paid in the foreseeable future.

Sale of Unregistered Shares

         During the last fiscal year we sold securities that were not registered under the Securities Act of 1933. Of these sales, the following transactions were not reported in our previously filed quarterly reports:

         As part of the negotiations to purchase a non-controlling interest in a bottling facility in Mexico from OCIF-OBAC-SA de CV, we authorized and issued to escrow 2,660,000 shares of our Common Stock until a definitive agreement could be reached. At present, a definitive agreement has not been reached. The shares are still issued and held subject to a cancellation fee equal to 15% of the shares of Common Stock held in escrow unless a definitive agreement can be reached. We also entered into negotiations with the developers and patent holders of certain rapid test medical devises for an exclusive right to market these devices, at our option. At present 1,000,160 shares of our Common Stock have been authorized and issued into escrow as a partial payment for the right to market, if a definitive agreement is reached. At present, a definitive agreement has not been reached. If we do not complete these acquisitions, we will return the Common Stock to our treasury. If the Common Stock is transferred to OCIF-OBAC-SA de CV and the developers and patent holders of the rapid test medical devices, the transactions will be exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

         During the month of June 2003 we sold 2,200,854 shares of our Common Stock at a price of $0.15 per share (which was the weighted average price paid by the investors for the stock issuance) in five separate sales transactions to accredited investors. The sales included, in the aggregate, warrants to purchase 1,900,000 shares of Common Stock for a weighted average exercise price of $0.58 per share. The warrants have a term of five years. We received aggregate net cash proceeds of $331,000 in these offerings. These transactions were exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

         In April and June 2003 we committed to issue 300,000 shares of our Common Stock to employees in connection with their initial employment. The weighted average fair market value of this Common Stock was $75,126 or $0.25 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On June 23, 2003 we issued 1,720,000 shares of our Common Stock at a price of $0.10 per share for total proceeds of $172,000 to SBI-USA LLC pursuant to the terms of a convertible promissory note. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In April, May and June 2003 we issued 690,000 shares of our Common Stock to various consultants for services provided to us. The fair market value of this Common Stock was $136,128 or $0.20 per share. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On January 9, 2003, we consummated a reverse merger with MoneyZone.com, Inc., wherein we issued to the stockholders of Quicktest 5, Inc. 25,000,000 shares of common stock in exchange for all the issued and outstanding shares of Quicktest 5, Inc. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Incentive Plans

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2003, the most recently completed fiscal year.

----------------------------- -------------------------- ------------------------- --------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    exercise price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Approved by Security Holders             N/A                       N/A                        N/A
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Not Approved by Security
Holders                               6,520,000                   $0.29                    7,907,997
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------

         Our 2000 Stock Option Plan (the "2000 Plan"), as amended, authorizes the issuance of options and Common Stock to officers, employees, directors and consultants. We initially reserved 2,533,330 shares of our Common Stock for awards to be made under the 2000 Plan. On February 12, 2003, we increased the number of shares of Common Stock reserved for issuance to 4,233,330 shares, pursuant to a Plan Amendment. The Common Stock reserved for issuance pursuant to the 2000 Plan has been registered on an S-8 Registration Statement. The 2000 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights in conjunction with all or part of any stock option granted. No Stock

Appreciation Rights have been granted. The number of options under the Plan available for grant at June 30, 2003 was 2,655,830.

         On April 21, 2003 our Board of Directors adopted the 2003 Incentive Equity Stock Plan (the "2003 Plan"). The 2003 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2003 Plan. On April 25, 2003 we filed a registration statement on Form S-8 to register 5,000,000 of these shares. The 2003 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 2003 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at June 30, 2003 was 5,252,167.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

            Effective January 9, 2003, we completed a merger with Quicktest 5, Inc. In conjunction with the merger, our Board of Directors changed our fiscal year from December 31st to June 30th.

            In May 2003 we began the distribution and sale of our first product, NICOWater(TM). NICOWater(TM) is an odorless and tasteless water based homeopathic nicotinum (nicotine) adult product designed to relieve the symptoms of self-diagnosed tobacco cravings. NICOWater(TM) is marketed and sold to adults over the age of 18.

         Since our acquisition of the NICO Patent, we have focused our efforts on manufacturing, marketing and selling this product. Other than NICOWater(TM), we have not developed nor do we have the right to market any other products. However, we are in negotiations to acquire licenses for certain intellectual property rights and the associated research and development efforts and FDA approvals relating to an HIV 1 and 2 professional use test kit, a retail and professional "in vitro" drug test kit and a mobile professional cardiac pulmonary test kit.

         Notwithstanding positive market response to the launch of NICOWater(TM), our initial product, we have experienced some formidable challenges to our national product rollout resulting in slower than expected product placement.

         Shortly after NICOWater(TM) was first made available in a major retail chain (Brooks Pharmacy), legislation was introduced in the State of Maine that would have immediately banned the sale of NICOWater(TM) there. The proposed legislation has been tabled until the 2004 legislative session, however the negative publicity which surrounded this event caused Brooks Pharmacy to suspend its sale of NICOWater(TM) until we make further progress in securing broad distribution.

         In addition, an allegation was made by the original patent inventor, Marshall Anlauf Thompson, and his associates that we are in default of our patent assignment agreement. In response we initiated an arbitration proceeding in accordance with the terms of the patent assignment agreement. We intend to aggressively defend and assert our rights under the agreement.

         These issues have slowed certain aspects of our product rollout. Although we have been successful in opening major regional and national accounts, we are currently assessing the impact of above mentioned events and delays in terms of the effect on our initial business plan.

General Overview

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited balance sheet as of June 30, 2003 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2003 and 2002, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

         As reported in the Independent Auditors' Report on our June 30, 2003 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

         Our success is dependent upon numerous factors, including the successful outcome of the arbitration proceeding relating to our ownership of the NICO Patent, successful development of effective marketing strategies so that customers understand our product and its uses, the availability of cash when and as we need it until the revenues we earn sustain our operations, and the agreement of our executive officers to continue providing services to us. In August 2003 we obtained additional capital to launch our product by issuing $2 million in 6% convertible debentures. We received $1 million in gross proceeds from this financing in August 2003 and we will receive the additional $1 million in gross proceeds following the effective date of a registration statement to be filed with the Securities and Exchange Commission registering the Common Stock underlying the debentures. In addition, we are currently negotiating a credit facility for accounts receivable financing. However, we cannot assure you that we will obtain the credit facility or that a registration statement covering the Common Stock underlying the debentures will ever be declared effective. Furthermore, even if we received all of these proceeds, we cannot assure you that the proceeds will generate sufficient cash to satisfy our need for all the additional capital necessary for us to become profitable. If we require more financing, we cannot assure you that it will be available to us on satisfactory terms or at all.

         These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies

         In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

         STOCK-BASED COMPENSATION. We account for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of our Common Stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for its stock-based compensation to employees under APB 25.

            REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We were in our initial stage of selling our new product line to customers or distributors as of June 30, 2003. Pursuant to Staff Accounting Bulletin No. 101, we deferred sales and the related costs to certain distributors as the payment terms are contingent upon customer sell-through of product, and therefore collectibility is not reasonably assured.

Results of Operations

         During the fiscal year ended June 30, 2003, we had revenues of $9,042 as compared to no revenues during the fiscal year ended June 30, 2002. Revenues were earned during the fiscal year ended June 30, 2003 due to the introduction to the market of our product, NICOWater(TM). Cost of sales for the fiscal year ended June 30, 2003 was $3,708 as compared to no cost of sales for the fiscal year ended June 30, 2002. Cost of sales included the purchase of nicotinum, four pack carriers, labels, costs related to bottling the product and costs related to repacking. General and administrative expenses for the fiscal year ended June 30, 2003 totaled $6,138,072 as compared to general and administrative expenses of $3,775,560 for the fiscal year ended June 30, 2002. The increase in general and administrative expense for the fiscal year ended June 30, 2003 was due primarily to

          o the increase in consulting fees totaling approximately $1,382,000, which included establishing protocols for developing and marketing our current homeopathic liquid nicotine produce and future products that may be derived therefrom;

          o the increase in legal and professional fees totaling approximately $417,000 which were associated with completing the merger and making the appropriate filings under the Securities Act of 1934;

          o an increase in salaries totaling approximately $328,000 due to the start-up of our operations; and

          o the increase of approximately $137,800 attributable to increases in expenses related to investor relations support, insurance and rent expenses.

         Other income (expense) for the fiscal year ended June 30, 2003 was made up of $106,407 in amortization of debt discount, $151,382 of interest and $19,689 of other expense representing losses on settlement of accounts payable.

         As a result of the above, we incurred a net loss of $6,410,216 for the fiscal year ended June 30, 2003 as compared to a net loss of $3,775,560 for the fiscal year ended June 30, 2002. Our net loss for the fiscal year ended June 30, 2002 was attributable to our development stage activities.

Liquidity and Capital Resources

         Our capital requirements, particularly as they relate to the introduction and launch of our product and our continued testing and improvement of our product, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch NICOWater(TM), whether or not a market develops for NICOWater(TM) and, if a market develops, the pace at which it develops.

         While we have recently begun to earn revenues from the sale of NICOWater(TM), the revenues we have generated to date are not sufficient to fund our operations. In August 2003 we obtained additional capital to roll-out our product by issuing $2 million in 6% convertible debentures. We received gross proceeds of $1 million from this financing in August 2003 and we will receive the additional $1 million in gross proceeds following the effective date of a registration statement to be filed with the Securities and Exchange Commission registering the Common Stock underlying the debentures. In addition, we are currently negotiating a credit facility for accounts receivable financing. However, we cannot assure you that we will obtain the credit facility or that a registration statement covering the Common Stock underlying the debentures will ever be declared effective. Furthermore, even if we received all of these proceeds, we cannot assure you that they will provide all the additional capital necessary for us to become profitable. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations, we do not obtain all the proceeds from the sale of our debentures and we do not obtain the credit facility, we intend to raise capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

         As of June 30, 2003 we had $67,316 in cash, $95,226 in accounts receivable (or $9,042 after considering deferred revenue), and inventory valued at $88,563 consisting primarily of finished products. During the fiscal year ended June 30, 2003 we incurred $428,957 in non-cash prepaid expense related to the issuance of shares of our Common Stock for consulting services that will be rendered in subsequent periods and $3,580,022 in non-cash expense related to the issuance of shares of our Common Stock for medical, administrative, executive, marketing and product development consulting services. During the fiscal year ended June 30, 2003, we paid our consultants with our Common Stock in order to conserve cash. Our liabilities at June 30, 2003 included accounts payable and accrued expenses of $770,333, a liability in the amount of $156,400 for unpaid lease payments on a lease we assumed from Moneyzone, and notes payable of $282,500. The amount of $67,500 in notes payable was due to parties related to us.

         We had an operating loss of $6,132,738 for the fiscal year ended June 30, 2003 as opposed to an operating loss of $3,775,560 for the fiscal year ended June 30, 2002. The increase in operating loss is attributable to the costs associated with the development of our business following the merger. We had a net loss of $6,410,216 for the fiscal year ended June 30, 2003.

         Net cash used in operating activities was $1,386,824. The primary use of cash for the fiscal year ended June 30, 2003 was to fund our net loss, offset by $106,407 for amortization of debt discount and non-cash interest expense, $572,352 representing the fair market value of options and warrants issued during the fiscal year and $3,580,022 for Common Stock and options issued to consultants and employees for services rendered. At this time, to conserve cash, we outsource the manufacture and distribution of our product and, during the last fiscal year, we paid some consultant and employee salaries with our Common Stock. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

         Cash flows from investing activities for the fiscal year ended June 30, 2003 consisted of $60,000 representing the collection of a note receivable while $8,451 was used in the purchase of property and equipment for net cash provided by investing activities of $51,549. Cash flows from investing activities for the year ended June 30, 2002 consisted of $9,427 spent on the purchase of property and equipment.

         Net cash provided by financing activities for the fiscal year ended June 30, 2003 included proceeds from the sale of Common Stock in the amount of $331,000, proceeds from notes payable to related parties in the amount of $100,000, proceeds from notes payable to unrelated parties in the amount of $385,000, a capital contribution in the amount of $300,000 from Moneyzone which was made on the effective date of the merger, and proceeds from the exercise of options in the amount of $270,200. We also made payments on notes payable in the amount of $46,000, resulting in net cash provided by financing activities for the fiscal year ended June 30, 2003 in the amount of $1,340,200. During the fiscal year ended June 30, 2002, net cash provided by financing activities totaled $199,750 and resulted from proceeds from the sale of our Common Stock.

         Due to the very specific and unusual nature of NICOWater(TM), its manufacture and sale is an unproven business model that may not be successful and will ultimately depend on demand for the product. At this time it is impossible for us to predict the degree to which demand for our product will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

New Accounting Standards

            In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

            In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions in those laws. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of these safe harbor provisions with respect to all of the forward-looking statements we make. These forward-looking statements reflect our current views with respect to possible future events and financial performance. They are subject to certain risks and uncertainties, including specifically the absence of significant revenues or long-term financial resources, a history of losses, the uncertainty of patent and proprietary rights, trading risks of low-priced stocks and those other risks and uncertainties discussed in this Annual Report that could cause our actual results to differ materially from our historical results or those we hope to achieve. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Factors Affecting Business, Operating Results and Financial Condition

         An investment in our securities is very speculative and involves a high degree of risk. You should carefully consider the following risk factors, along with the other matters referred to in this Annual Report and in other documents we file with the Securities and Exchange Commission, before you decide to buy our securities. If you decide to buy our securities, you should be able to afford a complete loss of your investment.

Risks Associated With Our Business

We are currently in a dispute with the former owner of the NICO Patent. If we were to lose our rights to this patent, it would materially adversely effect our business, revenues and results of operations.

         We are currently focusing all of our efforts and capital toward the advertising, distribution and marketing of NICOWater(TM). In May 2003 we received notice from Marshall Anlauf Thompson, the inventor of the process by which we make NICOWater(TM) and the assignor of the rights to the NICO Patent, that he believed that we were in breach of the agreement by which we acquired the NICO Patent. Specifically, he alleges that we have failed to meet certain performance requirements included in that agreement and that he has a right to terminate the agreement and obtain a return of the NICO Patent. We have commenced an arbitration proceeding, as required by the agreement, to resolve this dispute. If the arbitrators were to rule against us and we lost the NICO Patent, it would have a material adverse effect on our business, revenues and results of operations.

We are a recently formed business with very little operating history, therefore you have no basis on which to determine if we can be successful.

         In January 2003 we merged with Moneyzone.com, Inc. in a reverse acquisition. We have a very short history of operations, and we only began the marketing of our first product, NICOWater(TM), in May 2003. We are not certain that our products will generate significant revenues. During the year ended June 30, 2003, we incurred a net loss of $6,410,216 and had only $9,042 of revenues. Because we have a short operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If you purchase our securities, you may lose your entire investment.

Because we have earned very little in revenues, the success of our business requires continued funding. If we cannot raise the money we need to support our operations until we earn significant revenues, we may be required to curtail or to cease our operations and you could lose your entire investment.

         Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our product and a market for it develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment.

         In August 2003 we received gross proceeds of $1,000,000 in financing with a commitment for an additional gross proceeds of $1,000,000 in financing to be received following the effective date of a registration statement we are required to file in conjunction with receipt of the financing. We believe that the proceeds from this financing, assuming a registration statement is declared effective and we receive the additional $1 million in gross proceeds, in conjunction with the financing of our accounts receivable which we are currently negotiating, will allow us to continue our operations for a period of approximately 12 months. However, we cannot assure you that the registration statement will be declared effective, nor can we assure you that we will be successful in obtaining accounts receivable financing.

         To the extent that we do not receive the additional gross proceeds of $1,000,000 in financing and are unsuccessful in obtaining accounts receivable financing, or to the extent that we need more money than has been committed to us, we cannot assure you that additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we may be required to curtail the manufacturing and marketing of our product and possibly cease our operations.

         Our independent accountants have included an explanatory paragraph in their report on our financial statements set forth in this report stating that because of our significant losses and our working capital deficit there is substantial doubt that we can continue as a going concern.

We are subject to the risks and uncertainties inherent in new businesses. If we fail to accurately forecast our capital needs or if our product does not earn significant revenues our business could fail and you could lose your entire investment.

         We are subject to the risks and uncertainties inherent in new businesses, including the following:

     o Our projected capital needs may be inaccurate, and we may not have enough money to develop our business and bring our products to market as we planned;

     o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our business and bring our products to market;

     o Even if we are able to develop our products and bring them to market, we may not earn enough revenues from the sales of our products to cover the costs of operating our business.

         If we are unsuccessful in our efforts to develop our business and if the product we provide does not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations. If that happened you could lose your entire investment.

We are dependent for our success on a few employees. The loss of one or more of these employees could have an adverse effect on our operations.

         Our future success will depend, to a significant degree, on the continued services of our Chief Executive Officer, Timothy Owens, our President, Steven Reder, and our Chief Financial Officer, Norman Kunin, and on our ability to attract, motivate and retain highly qualified and talented personnel. Loss of the services of Messrs. Owens, Reder and Kunin would have a material adverse effect on our business and operations.

We cannot guarantee you that a market will develop for our product. If a market for our product does not develop, you may lose your entire investment.

         To our knowledge, there are no other water-based products available that are used to satisfy a self-diagnosed craving for tobacco. We must be able to successfully differentiate our product from other products that contain nicotine, so that smokers become aware of their benefits. We cannot assure you that we can develop a market for our product. Our inability to successfully develop a market for our product will have a material adverse effect on our business, operating results and financial condition and would render your investment worthless.

We currently have only one product and it is marketed to smokers. A number of different organizations, including government and medical organizations, are trying to curtail the use of cigarettes, particularly by children. If the number of smokers declines, the market for our product will also decline. This will have a material adverse effect on our business.

         Our product is marketed to smokers. In recent years campaigns to stop cigarette smoking, particularly among children, have increased. Currently, many state governments provide funds for programs designed to educate the public to the dangers of smoking. Schools and medical organizations are also active in alerting students and patients to the health risks associated with smoking. If these campaigns are successful and the number of smokers declines significantly, the need for our product will also decline. A significant decline in the number of smokers will have a material adverse effect on our business.

We cannot assure you that we will be successful in developing and commercializing other products.

         Our ability to successfully develop any additional products is uncertain. Our research and development programs with respect to certain of our potential products are at an early stage. Potential new products may require additional research, development, testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. There can be no assurance that we can develop commercially successful products.

We could be subject to product liability claims. Our insurance may not be adequate to pay such claims. If we were required to pay a claim, our business and financial condition could be adversely effected and your investment may decline in value.

         Liability might result from claims made by consumers who purchase our product. We presently carry product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable cost or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The obligation to pay any product liability claim could have a material adverse effect on our business and financial condition.

We may not be able to adequately protect our patents or other intellectual property or we could become involved in litigation with others regarding our intellectual property. Either of these events could have a material adverse effect on our business.

         We rely on a combination of patent laws, nondisclosure, trade secret and other contractual and technical measures to protect our proprietary rights in our product. However, we cannot assure you that these provisions will be adequate to protect our proprietary rights. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

         Although we believe that our intellectual property does not infringe upon the proprietary rights of third parties, others may claim that we have infringed on their products.

         If we were to become involved in disputes regarding the use or ownership of intellectual property rights, we could incur substantial costs in defending or prosecuting any such action and the defense or prosecution of the action would likely result in a diversion of management resources. In addition, in order to settle such an action we could be required to acquire licenses from others or to give licenses to others on terms that are not beneficial to us. Any dispute relating to our intellectual property could have a material adverse effect on our business.

Our products are regulated by the FDA and, in the worldwide market, government agencies like the FDA. We may be unsuccessful in obtaining regulatory approvals for our products, even though we may invest a significant amount of time and money into seeking such approvals. If our products do not receive the regulatory approvals we need to sell them, our revenues and operating results could be adversely effected and the value of your investment may decline.

         The manufacture, sale, promotion and marketing of our current product, NICOWater(TM), and possibly our future products, are subject to regulation by the FDA and similar government regulatory bodies in other countries.

         As we develop or obtain new products, we will be required to determine what regulatory requirements, if any, are required to market and sell our products in the United States and worldwide. The process of obtaining regulatory approval could take years and be very costly, if approval can be obtained at all. If we failed to comply with such a requirement, we could be subjected to an FDA enforcement action. Such an action could take the form of a warning letter, an injunction to stop us from marketing the product at issue or a possible seizure of our assets.

         We intend to work diligently to assure compliance with all applicable regulations that impact our business. We cannot assure you, however, that we will be able to obtain regulatory approval for all of our products or that, in the future, additional regulations will not be enacted which might adversely impact our operations. In either case, our revenues and operating results could be adversely effected and the value of your investment may decline.

Risks Associated With Ownership Of Our Securities

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future.

         We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our Common Stock. You should not expect to receive cash dividends on our Common Stock.

We have the ability to issue additional shares of our Common Stock without asking for shareholder approval, which could cause your investment to be diluted.

         Our Articles of Incorporation currently authorize the Board of Directors to issue up to 100,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of further diluting your investment.

We may raise additional capital through a securities offering that could dilute your ownership interest.

         We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, those securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. The issuance of additional Common Stock or securities convertible into Common Stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

Our securities are thinly traded, so you may be unable to liquidate them if you need money.

         Our Common Stock trades sporadically on the Over-The-Counter Bulletin Board. It is not likely that an active market for our Common Stock will develop or be sustained in the foreseeable future.

We are subject to the Penny Stock Rules and these rules may adversely effect trading in our Common Stock.

         Our Common Stock is considered a "low-priced" security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information.

Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely be a decrease in the willingness of broker-dealers to make a market in our Common Stock, decreased liquidity of our Common Stock and increased transaction costs for sales and purchases of our Common Stock as compared to other securities.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
QT 5, Inc.

We have audited the accompanying consolidated balance sheet of QT 5, Inc. (the "Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2003, the Company incurred a net loss of $6,410,216, with only $9,042 of revenue. The Company also had an accumulated deficit of $10,185,776 and negative working capital of $736,273, with only $67,316 of cash at June 30, 2003. In addition, the Company is in arbitration with the patent holder of its only actively marketed product to resolve various allegations made by the patent holder against the Company. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Successful completion of the Company's transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               CORBIN & COMPANY, LLP
Irvine, California
August 19, 2003, except for Note 11, as to which the date is September 5, 2003

                                   QT 5, INC.

                                                      CONSOLIDATED BALANCE SHEET

================================================================================


                                             ASSETS                                                 June 30, 2003
                                                                                                  -------------------

Current assets:
     Cash                                                                                       $          67,316
     Accounts receivable                                                                                   95,226
     Inventories                                                                                           88,563
     Deferred costs                                                                                        21,551
     Prepaid expenses                                                                                     157,888
     Notes receivable                                                                                     139,500
                                                                                                 ----------------

         Total current assets                                                                             570,044

Property and equipment, net of accumulated depreciation of $5,507                                          29,871
Patent, net of accumulated amortization of $3,676                                                          46,324
Other assets                                                                                                8,107
                                                                                                 ----------------

                                                                                                $         654,346

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                                      $         770,333
     Lease liability                                                                                      156,400
     Notes payable                                                                                        215,000
     Notes payable to related parties                                                                      67,500
     Deferred revenue                                                                                      86,184
     Deferred rent expense                                                                                 10,900
                                                                                                 ----------------

         Total current liabilities                                                                      1,306,317
                                                                                                 ----------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.15 par value; 100,000,000 shares authorized;
       40,821,552 shares issued and outstanding                                                         6,123,233
     Additional paid-in capital                                                                         3,839,529
     Prepaid consulting expense                                                                          (428,957)
     Accumulated deficit                                                                              (10,185,776)
                                                                                                 ----------------

         Total stockholders' deficit                                                                     (651,971)
                                                                                                 ----------------

                                                                                                $         654,346
                                                                                                 ================

--------------------------------------------------------------------------------

                                            See independent auditors' report and

                                      accompanying notes to financial statements

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2003           June 30, 2002
                                                                       --------------------    ---------------------

Revenue                                                                 $          9,042        $               -

Costs and expenses:
      Cost of sales                                                                3,708                        -
      General and administrative                                               6,138,072                3,775,560
                                                                         ---------------         ----------------

Operating loss                                                                (6,132,738)              (3,775,560)

Other income (expense):
      Amortization of debt discount                                             (106,407)                       -
      Interest                                                                  (151,382)                       -
      Other, net                                                                 (19,689)                       -
                                                                         ----------------        ----------------

Net loss                                                                $     (6,410,216)       $      (3,775,560)
                                                                         ===============         ================

Net loss available to common stockholders per common share:
      Basic and diluted                                                 $         (0.26)        $         (0.60)
                                                                         ==============          ==============

Weighted average shares outstanding:
      Basic and diluted                                                       24,828,564                6,257,985
                                                                         ===============         ================


--------------------------------------------------------------------------------

                                            See independent auditors' report and

                                      accompanying notes to financial statements

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

================================================================================

                                                                            Additional      Pre-paid
                                                     Common Stock             Paid-in      Consulting       Accumulated
                                                  Shares        Amount        Capital        Expense          Deficit         Total
                                                  ------        ------        -------        -------          -------         -----

Balance, July 1, 2001                             7,847,000   $1,177,050   $ (1,177,050)  $      ---       $      ---     $      ---

Issuance of common stock to founders for no
Consideration                                       133,000       19,950        (19,950)         ---              ---            ---

Issuance of common stock for cash                   531,335       79,700        120,050          ---              ---        199,750

Issuance of common stock for services             9,312,660    1,396,899      2,104,101          ---              ---      3,501,000

Issuance of common stock for patent                 133,000       19,950         30,050          ---              ---         50,000

Issuance of common stock for prepaid royalties      399,000       59,850         90,150          ---              ---        150,000


Net loss                                                ---          ---           ---           ---      (3,775,560)    (3,775,560)
                                                 ----------   ----------   ------------  ----------  ---------------    -----------


Balance, June 30, 2002                           18,355,995    2,753,399      1,147,351          ---      (3,775,560)        125,190

Issuance of shares to Moneyzone in
recapitalization of the Company                   3,000,000      450,000       (150,000)         ---              ---        300,000

Issuance of common stock for services             7,201,085    1,080,163      2,853,690    (428,957)              ---      3,504,896

Issuance of common stock as additional
interest expense on notes payable                   308,116       46,217         60,190          ---              ---        106,407

Shares issued but held in escrow pending
negotiations of transactions                      3,660,160      549,024       (549,024)         ---              ---            ---

Issuance of common stock for exercise of
options                                           3,394,731      509,210       (224,010)         ---              ---        285,200


Issuance of common stock for cash                 2,200,854      330,128            872          ---              ---        331,000

Shares committed to be issued to employees for
services                                            300,000       45,000         30,126          ---              ---         75,126

Issuance of common stock for conversion of
convertible promissory note                       1,720,000      258,000        (86,000)         ---              ---        172,000

Issuance of common stock for settlement of
accounts Payable                                    680,610      102,092         34,342          ---              ---        136,434

Estimated fair market value of options and
warrants granted to consultants for services            ---          ---        572,352          ---              ---        572,352

Estimated  value of beneficial conversion
feature on                                              ---          ---        149,640          ---              ---        149,640
convertible promissory note


Net loss                                                ---          ---            ---          ---      (6,410,216)    (6,410,216)
                                                 ----------   ----------   ------------  ----------  ---------------    -----------

Balance, June 30, 2003                           40,821,551   $6,123,233   $  3,839,529  $ (428,957) $   (10,185,776)   $  (651,971)
                                                 ==========   ==========   ============  =========== ================   ============

See independent auditors' report and accompanying notes to financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2003           June 30, 2002
                                                                       --------------------    ---------------------

Cash flows from operating activities:
   Net loss                                                             $     (6,410,216)       $      (3,775,560)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                               7,779                    1,404
       Amortization of debt discount and non-cash interest
         expense                                                                 106,407                        -
       Loss on issuance of shares for settlement of accounts
         payable                                                                  23,689                        -
       Fair market value of options and warrants issued                          572,352                        -
       Gain on extinguishment of debt                                             (2,000)                       -
       Stocks and options issued for services                                  3,580,022                3,501,000
       Imputed interest expense on convertible debentures                        149,640                        -
       Changes in operating assets and liabilities:
           Accounts receivable                                                   (95,226)                       -
           Inventories                                                           (88,563)                       -
           Deferred costs                                                        (21,551)                       -
           Prepaid expenses                                                       (7,888)                       -
           Other assets                                                                -                   (8,107)
           Accounts payable and accrued expenses                                 712,848                  142,130
           Deferred revenue                                                       86,184                        -
           Deferred rent expense                                                    (301)                  11,201
                                                                         ---------------         ----------------

   Net cash used in operating activities                                      (1,386,824)                (127,932)
                                                                         ---------------         ----------------

Cash flows from investing activities:
   Collection on notes receivable                                                 60,000                        -
   Purchases of property and equipment                                            (8,451)                  (9,427)
                                                                         ---------------         ----------------

   Net cash provided by (used in) investing activities                            51,549                   (9,427)
                                                                         ---------------         ----------------

Cash flows from financing activities:
   Proceeds from sale of stock                                                   331,000                  199,750
   Proceeds from notes payable to related parties                                100,000                        -
   Proceeds from notes payable                                                   385,000                        -
   Payments on notes payable                                                     (46,000)                       -
   Capital contribution                                                          300,000                        -
   Proceeds from exercise of options                                             270,200                        -
                                                                         ---------------         ----------------

   Net cash provided by financing activities                                   1,340,200                  199,750
                                                                         ---------------         ----------------

--------------------------------------------------------------------------------

Continued ...

================================================================================

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2003           June 30, 2002
                                                                       --------------------    ---------------------

Net increase in cash                                                               4,925                   62,391

Cash, beginning of year                                                           62,391                        -
                                                                         ---------------         ----------------

Cash, end of year                                                       $         67,316        $          62,391
                                                                         ===============         ================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
       Interest                                                         $              -        $               -
                                                                         ===============         ================
       Income taxes                                                     $              -        $               -
                                                                         ===============         ================

   Promissory notes receivable entered into as a
     consideration for the assumption of lease liability
     and other accounts payable                                         $        199,500        $              -
                                                                         ===============         ===============

   Common stock issued for prepaid consulting services                  $        428,957        $              -
                                                                         ===============         ===============

   Furniture purchased under a note payable to related
     party                                                              $         17,500        $              -
                                                                         ===============         ===============

   Common stock issued to third parties for patent and
     prepaid royalties valued at $50,000 and $150,000,
     respectively                                                       $              -        $        200,000
                                                                         ===============         ===============

   Common stock issued for settlement of accounts
     payable                                                            $        112,745        $              -
                                                                         ===============         ===============

   Exercise of options for reduction of accounts payable                $         15,000        $              -
                                                                         ===============         ===============

   Conversion of related party convertible
     promissory note to 1,720,000 shares of common stock                $        172,000        $              -
                                                                         ===============         ===============

   Notes payable directly refinanced by related party
     lender                                                             $        122,000        $              -
                                                                         ===============         ===============

--------------------------------------------------------------------------------

                                            See independent auditors' report and

                                      accompanying notes to financial statements

================================================================================

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Background and Organization

On April 7, 2002, the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 (the "Agreement") relating to the formulation of nicotine beverages (the "Nico Patent"). The Agreement was effective only upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first nicotine water-based product is NICOWater(TM). In acquiring the patent, the Company re-allocated its resources from focusing on the licensing and joint developing of medical testing devices and other pharmaceutical products to successfully launching its nicotine product line. In May 2003, the Company commenced shipping NICOWater(TM), its water-based Homeopathic Nicotinum (nicotine) product, designed to relieve the symptoms of tobacco cravings. As a result, the Company is no longer considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

The Company's future plans include continuing its efforts to license small medical device(s) and pharmaceutical products together with its continued development for the professional and retail consumer markets. Other than its nicotine-based line of products, the Company has not currently developed nor does it have the definitive rights to market any other products; however, the Company is in negotiations to acquire a license for certain intellectual property rights and related associated research and development efforts and FDA approvals on an H.I.V. test kit, in-vitro drug test kit and a cardiac pulmonary test kit.

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

The original stockholders of Moneyzone retained 3,000,000 shares of common stock. In connection with the Merger, the Company issued an aggregate 25,000,000 shares of its common stock to Quicktest stockholders resulting in the Company having 28,000,000 shares of common stock issued and outstanding immediately following the Merger.


--------------------------------------------------------------------------------

================================================================================

As the Quicktest shareholders retained control of the combined entity after the Merger was completed, this transaction was accounted for as a "reverse acquisition." Under reverse acquisition accounting, Quicktest is considered the accounting acquirer and Moneyzone is considered the accounting acquiree; thus, the 3,000,000 shares of previously outstanding common stock of Moneyzone was accounted for as an issuance of shares in a recapitalization of the Company and valued at $300,000, representing monies advanced to Quicktest by Moneyzone prior to the Merger that were contributed to the Company upon consummation of the merger. In addition, the historical financial statements of Quicktest became those of the Company. The source of consideration used by the stockholders of Quicktest for the Merger were shares of common stock of Quicktest owned or held beneficially prior to the Merger that were acquired by the Company upon consummation of the Merger in exchange for the same number of similar securities issued by the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of QT 5, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $6,410,216, with only $9,042 of revenue during the year ended June 30, 2003. The Company also had an accumulated deficit of $10,185,776 and negative working capital of $736,273, with only $67,316 in cash at June 30, 2003. In addition, the Company is in arbitration with the patent holder of its only actively marketed product to resolve various allegations made by the patent holder against the Company (see Note 7). Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market coupled with faster service and a variety of options. The Company's new product line entered the market in May 2003 and management believes that this product will have a significant effect on future profitability. In August 2003, management successfully obtained additional capital through a $2 million sale and issuance of 6% convertible debentures, from which the Company received initial gross proceeds of $1 million with receipt of the second $1 million scheduled to occur following the effective date of a registration statement to be filed with the Securities and Exchange Commission

--------------------------------------------------------------------------------

================================================================================
covering the common stock underlying the debentures (see Note 11). In addition, the Company has received a proposal for a credit facility for accounts receivable financing and anticipates a definitive agreement in the near term. However, no assurance can be given that the above mentioned credit facility and additional $1 million convertible debenture funding will be consummated as contemplated or will generate sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of prepaid royalties and long-lived assets, collectibility of receivables, and the valuation allowance on deferred tax assets.

Fair Value of Financial Instruments

The carrying values of the Company's financial instruments as of June 30, 2003, including cash, accounts receivable, notes receivable, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties.

Concentration of Credit Risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2003, there was approximately $1,000 of uninsured cash balances.

--------------------------------------------------------------------------------

================================================================================

Accounts Receivable

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. At June 30, 2003, the Company recorded $86,184 of accounts receivable as deferred revenue, as the payment terms are contingent upon customer sell-through of product and therefore collectibility is not reasonably assured.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repairs and maintenance are charged to expense as incurred while significant improvements are capitalized. Upon retirement or other disposition of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the consolidated statements of operations.

Patent

Patent is recorded at the fair value of the stock issued to acquire the patent (see Note 6) and is amortized using the straight-line method over its estimated remaining useful life of 17 years. Amortization expense for the years ended June 30, 2003 and 2002 was $2,941 and $735, respectively. Legal fees and other costs incurred in protecting patents are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2003, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.


Conversion and Stock Split

On January 9, 2003, the Company's stockholders approved an increase in the number of authorized common stock shares to 100,000,000. Also, pursuant to the terms of the Merger, the shares of Quicktest's common stock were converted into
1.33 shares of Moneyzone's common stock.

--------------------------------------------------------------------------------

================================================================================

All references in the consolidated financial statements and the accompanying notes referring to common shares, share prices, per share amounts, and stock plans have been adjusted to give retroactive effect to a conversion into 1.33 shares of Moneyzone's common stock.

Revenue Recognition

The Company recognizes revenue at the time of shipment of its products to customers. The Company was in its initial stage of selling the new product line to customers or distributors as of June 30, 2003. Pursuant to Staff Accounting Bulletin No. 101, the Company deferred $86,184 of its sales and the related costs of $21,551 to certain distributors as the payment terms are contingent upon customer sell-through of product and therefore collectibility is not reasonably assured.

Advertising

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $72,000 and $70,000 for the years ended June 30, 2003 and 2002, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation." At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. During the year ended June 30, 2003 and 2002, $0 and $0, respectively, of compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25, as all options granted in fiscal 2003 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:



--------------------------------------------------------------------------------

================================================================================

                                                                                   Year Ended June 30,
                                                                         ----------------------------------------
                                                                              2003                    2002
                                                                         ----------------        ----------------

         Net loss as reported                                           $     (6,410,216)       $      (3,775,560)

         Deduct:
              Total stock-based employee compensation
                expense under APB 25                                                   0                        0

         Add:
              Total stock-based employee compensation
                under fair value based method for all
                awards, net of related tax effects                              (268,820)                       0
                                                                         ----------------        ----------------

         Pro forma net loss                                             $     (6,679,036)       $      (3,775,560)
                                                                         ===============         ================

         Basic and diluted loss per share - as reported                 $         (0.26)        $          (0.60)
                                                                         ===============         ===============
         Basic and diluted loss per share - pro forma                   $         (0.27)        $          (0.60)
                                                                         ===============         ===============


Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 56,471 and 0 as of June 30, 2003 and 2002, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for fiscal 2003 and 2002.

--------------------------------------------------------------------------------

================================================================================

Comprehensive Income

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.


New Accounting Pronouncements

In November 2002, the Financial Accountings Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 in fiscal 2003 and there was no effect on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

--------------------------------------------------------------------------------

================================================================================

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

NOTE 2 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone. These notes accrue interest at a rate of 4% per annum and are payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 7) and other remaining accounts payable of Moneyzone assumed in the Merger (see Note 1). Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amounts. These notes are secured by 399,000 shares of the Company's common stock owned by former stockholders. During the year ended June 30, 2003, the Company received $60,000 advance payment on the promissory notes receivable, resulting in the remaining notes receivable balance of $139,500 as of June 30, 2003.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2003:

         Furniture and fixtures                                $      19,307
         Computer equipment and software                              16,071
         Less: accumulated depreciation                               (5,507)
                                                                ------------

                                                               $      29,871
                                                                ============

--------------------------------------------------------------------------------

================================================================================

NOTE 4 - PATENT AND ROYALTY FEE

On April 7, 2002, the Company entered into the Agreement relating to the formulation of nicotine beverages (see Note 1). The Agreement was effective only upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. In consideration thereof, the Company issued 133,000 shares of its common stock valued at $50,000 (or $0.376 per share, which was management's estimate of the fair market value of its common stock on the date the patent was assigned). The cost of the patent is being amortized over the patent's remaining useful life of 17 years. In addition, the Company agreed to pay the original patent holder royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the patent, for the remaining life of the patent. The royalty payments will begin on the first day of the calendar quarter commencing at such time as the Company makes a first distribution. The Company has agreed to the following performance goals: (1) during the first year following the first distribution, the Company will sell a minimum of 500,000 cases of the patented product, and (2) during any year thereafter for the duration of this Agreement, the Company will sell a minimum of 1,000,000 cases of the patented product each year. In June 2002, the Company prepaid royalties through the issuance of 399,000 shares of its stock valued at $150,000 (or $0.376 per share which was management's estimate of the fair market value of its common stock on the date the shares were issued) in lieu of meeting the minimum performance requirement of the first year. This amount will be amortized to expense at the rate of $1.20 per case sold.

The Company has filed for arbitration to resolve a dispute with the parties of this Agreement (see Note 7). During the year ended June 30, 2003, the Company recorded approximately $5,400 of royalty expense in the accompanying consolidated statements of operations related to this Agreement.

NOTE 5 - NOTES PAYABLE

In October 2002, the Company entered into a non-interest bearing convertible promissory note with a third party for $150,000. Unless earlier converted by the lender, the principal was due at the earlier of (1) four months from the effective date of the Schedule 14C of Moneyzone (but in no event later than March 31, 2003), or (2) a financing in which the Company receives net proceeds of $1 million. At the election of the holder, the outstanding principal of the note was convertible into shares of the Company's common stock at $0.75 per share (subject to standard adjustments on recapitalization, stock split, etc.). Pursuant to the terms of the promissory note, the Company issued 99,750 shares of the common stock valued at $30,000 (which was management's estimate of the fair market value of its common stock on the date the shares were issued) to the lender as additional consideration, which was recorded as a discount on the note

--------------------------------------------------------------------------------

================================================================================
and amortized to interest expense ratably through the earliest estimated due date of the note. In February 2003, the note was amended to extend the maturity date, unless earlier converted by the lender, to the earlier of (1) April 30, 2003, or (2) a financing in which the Company receives net proceeds of $1 million.

In December 2002 and January 2003, the Company entered into three non-interest bearing convertible promissory notes with third parties totaling $235,000. Unless earlier converted by the lenders, the principal was due at the earlier of
(1) April 30, 2003, or (2) a financing in which the Company receives net proceeds of either $1.5 or $2 million, as defined in the individual notes. At the election of the holder, the outstanding principal of the note was convertible into shares of the Company's common stock at $0.75 per share (subject to standard adjustments on recapitalization, stock split, etc.). Pursuant to the terms of the promissory note, the Company issued a total of 208,366 shares of the common stock valued at $76,407 (which was management's estimate of the fair market value of its common stock on the date the shares were issued) to one of its lenders as additional consideration, which was recorded as a discount on the notes and amortized to interest expense ratably through the earliest estimated due date of the note.

During the year ended June 30, 2003 and 2002, the Company recorded interest expense of $106,407 and $0, respectively, from the amortization of discount on the above convertible promissory notes. During June 2003, the Company reduced the principal balance on these convertible promissory notes by a cash payment of $46,000, a direct refinancing payment from related party lender of $122,000 and by recording of a gain on extinguishment of debt of $2,000.

All of these convertible promissory notes also contained certain penalty provisions under a default. In June 2003 the Company entered into a Settlement Agreement and Mutual General Releases with each of the above referenced note holders and with the related parties holding a total of $50,000 bridge loan promissory notes (see Note 8), mutually releasing all parties from any and all claims arising out of or related to the above referenced notes (the "Previous Notes"), and executed and delivered new Secured Notes and Security Agreements (the "New Notes") in the aggregate principal amount of $265,000. The New Notes supersede the Previous Notes, bearing interest at the rate of 12% per annum with the entire amount, including principal and accrued interest, due and payable on December 1, 2003. The New Notes were secured by a pledge and first and second priority security interest in all of the tangible and intangible assets of the Company, and included certain non-financial covenants and events of default, among other items, such as the Company's failure to ship in any calendar month at least 10,000 cases of NICOWater(TM) and generate gross sales of at least $280,000 from the sale of NICOWater(TM) in any month.

--------------------------------------------------------------------------------

================================================================================

In August 2003, the Company prepaid the entire principal and accrued interest due and payable under all the New Notes in the aggregate amount of $270,760 and has received full collateral releases from the noteholders.

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock

In October 2001, the Company issued 133,000 shares of common stock to various founders, which were recorded at $0 value as the Company had not commenced operations.



During the fiscal year ended June 30, 2002, the Company:



         (i) sold 531,335 shares of common stock at $0.376 per share for $199,750 in cash;

         (ii) issued 9,312,660 shares of common stock valued at $3,501,000 (or $0.376 per share, which was the estimated fair market value of the common stock on the date the services were performed) as payment for consulting services to related parties and other third parties (see
         Note 8); and

         (iii) issued 133,000 and 399,000 shares of common stock to third parties for patent and prepaid royalties, respectively, valued at $50,000 and $150,000 (or $0.376 per share, which was the estimated fair market value of the common stock on the date the shares were issued), respectively (see Note 4).



On January 9, 2003, the 3,000,000 shares of previously outstanding common stock of Moneyzone were accounted for as an issuance of shares in a recapitalization of the Company for $300,000 as part of the Merger (see Note 1).


During the fiscal year ended June 30, 2003, the Company:

         (i) issued 2,751,093 shares of common stock for consulting services valued at $1,034,247 (or $0.376 per share, which was the estimated fair market value of the common stock on the date the shares were issued) and 2,200,000 restricted shares of common stock for consulting services valued at $1,571,728 (or $0.71 per share, which was the weighted average fair market value of its common stock on the dates of issuance), of which $60,959 was recorded as prepaid consulting expense to be amortized over the respective service periods and $2,545,016 was recorded as general and administrative expense in the accompanying consolidated statements of operations;

         (ii) issued 308,116 shares as additional interest expense pursuant to the terms of the convertible promissory notes payable valued at $106,407 as discussed in Note 5;

--------------------------------------------------------------------------------

================================================================================

         (iii) issued 3,660,160 shares valued at $0 as the shares were issued but held in escrow pending negotiation of certain transactions;

         (iv) issued 1,100,000 shares for consulting services under the 2000 Plan, valued at $1,118,213, (or $1.02 per share, which was the weighted average fair market value on the dates of issuance), of which $259,650 was recorded as prepaid consulting expense to be amortized over the respective service periods and $858,563 was recorded as general and administrative expense in the accompanying consolidated statements of operations;

         (v) issued 1,149,992 shares for consulting services under the 2003 Plan, valued at $209,665, (or $0.18 per share, which was the weighted average fair market value on the dates of issuance), of which $108,348 was recorded as prepaid consulting expense to be amortized over the respective service periods, and $214,063 was recorded as general and administrative expense in the accompanying consolidated statements of operations. In addition, the Company issued 680,610 shares under the 2003 Plan valued at $136,434 (or $0.20 per share, which was the weighted average fair market value on the dates of issuance) for the settlement of certain accounts payable totaling $112,745, recording a loss of $23,689 on the settlement of this accounts payable balance in other income (expense) in the accompanying consolidated statement of operations;

         (vi) issued 3,394,731 shares in connection with the exercise of options for $270,200 cash and $15,000 as a reduction of accounts payable;

         (vii) sold 2,200,854 shares of restricted common stock at a weighted average price of $0.15 per share and warrants to purchase 1,900,000 shares of common stock at a weighted average exercise price of $0.58 per share for which the Company received aggregate net cash proceeds of $331,000;

         (viii) committed to issue 300,000 shares of restricted common stock to employees in connection with their initial employment. The Company recorded salary expense of $75,126 (or $0.25 per share, which was the weighted average fair market value of its common stock on the employment agreement dates) in general and administrative expense in the accompanying consolidated statement of operations; and

         (ix) issued 1,720,000 shares of common stock for the conversion of a $172,000 related party note payable (see Note 8) (or $0.10 per share, which was the stated conversion price).

Certain common stock purchase agreements with certain investors include a provision in which if for a period of six months from the purchase of shares the Company's common stock closing price for 5 consecutive trading days will be below $0.15 per share, the Company will issue to the investors additional shares, whereby the number of shares purchased and the additional shares, multiplied by $0.10 would be equal to the aggregate purchase price paid. For the year ended June 30, 2003, the aggregate purchase price paid by these investors totaled $310,000 and no additional shares were required to be issued.


--------------------------------------------------------------------------------

================================================================================

Stock Options

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of options and shares to acquire up to 2,533,330 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance pursuant to the Plan Amendment to 4,233,330 shares. The Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the Plan available for grant at June 30, 2003 was 2,655,830.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 10,000,000 shares, of which 5,000,000 shares were registered on April 25, 2003. The Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at June 30, 2003 was 5,252,167.

Options to purchase 477,500 shares of the Company's common stock under the 2000 Plan at prices ranging from $0.13 per share to $0.30 per share (below the fair market value on the date of grant) were issued to consultants during the year ended June 30, 2003. All of these options were exercised during the year ended June 30, 2003 for cash of $90,200.

Options to purchase 2,917,231 shares of the Company's common stock under the 2003 Plan at prices ranging from $0.03 per share to $0.22 per share (below the fair market value on the date of grant) were issued to consultants during the year ended June 30, 2003. All of these options were exercised during the year ended June 30, 2003 for cash of $180,000 and reduction of an accounts payable of $15,000.

The Company has no options outstanding as of June 30, 2003. The general and administrative expense recognized in the accompanying consolidated statements of operations pursuant to SFAS No. 123 for the options issued to non-employees was $362,337 during the year ended June 30, 2003. No options were issued or outstanding during the year ended June 30, 2002.

--------------------------------------------------------------------------------

================================================================================

The fair value of each option granted during the year ended June 30, 2003 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 167.80 percent (iii) weighted average risk free interest rate of approximately 1.23 percent, and (iv) average expected life of 1 year.

The Black-Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Warrants

From time to time, the Company issues warrants pursuant to various employment, consulting and third party agreements.

During the fiscal year ended June 30, 2003, the Company:

         (i) issued warrants to purchase 2,560,000 shares of the Company's common stock at $0.17 per share (the fair market value on the date of grant) to two of its officers in connection with their employment agreements and recorded $0 of compensation expense as the warrants had exercise prices equal to the market value of the underlying common stock on the date of grant;

         (ii) issued warrants to purchase 2,060,000 shares of the Company's common stock at prices ranging from $0.01 per share to $0.17 per share (at or below the fair market value on the dates of grant) to consultants. 2,000,000 of these warrants vest immediately and 60,000 of these warrants vest upon the Company's share price reaching certain fair market values. The Company recorded general and administrative expense of $210,015 during the year ended June 30, 2003 for these warrants; and

         (iii) issued warrants to purchase 1,900,000 shares of the Company's common stock to certain third-party investors for $0.58 per share (see "Common Stock" section above).

Certain common stock purchase warrant agreements with certain investors include a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $2.00 per share for the first 950,000 shares and (ii) $3.00 per share for the remaining 950,000 shares through June 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 7 consecutive trading days prior to execution of the call right.

--------------------------------------------------------------------------------

================================================================================

No warrants were issued or outstanding during the year ended June 30, 2002.

The following represents a summary of the warrants outstanding for the year ended June 30, 2003:

                                                                                                 Weighted Average
                                                                                                  Exercise Price
                                                                       Number of Warrants            Per Share
                                                                       --------------------      ------------------

Outstanding at July 1, 2002                                                            -        $           -
     Granted                                                                   6,520,000                   0.29
     Exercised                                                                         -                     -
     Canceled                                                                          -                      -
                                                                         ---------------         --------------

Outstanding at June 30, 2003                                                   6,520,000        $           0.29
                                                                         ===============         ===============
Exercisable at June 30, 2003                                                   6,460,000
                                                                         ===============

The following summarizes information about warrants outstanding at June 30, 2003:

                                            Warrants Outstanding                           Warrants Exercisable
                            ------------------------------------------------------    -------------------------------
                                                  Weighted
                                                   Average            Weighted                           Weighted
                              Number of           Remaining           Average          Number of          Average
         Range of               Shares           Contractual          Exercise           Shares          Exercise
     Exercise Prices         Outstanding        Life (Years)           Price          Exercisable          Price
    -------------------     ---------------    ----------------    ---------------    -------------    --------------

           $0.01                  60,000            4.8             $     0.01                  -      $        -
           $0.17               4,560,000            4.9             $     0.17          4,560,000      $      0.17
        $0.40-$0.75            1,900,000            4.9             $     0.57          1,900,000      $      0.57
                            ------------                            ----------        -----------      -----------

                               6,520,000                            $     0.29          6,460,000      $      0.29
                            ============                            ==========        ===========      ===========

The fair value of each warrant granted during the year ended June 30, 2003 to consultants and employees is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 173.90 percent (iii) weighted average risk free interest rate of approximately 1.23 percent, and (iv) average expected life of 1 year.

--------------------------------------------------------------------------------

================================================================================

NOTE 7 - COMMITMENTS AND CONTINGENCIES



Lease Commitment


The Company leases its facility under an operating lease agreement expiring April 30, 2005. Under the lease, the Company pays $7,669 per month through March 31, 2003, $7,888 per month through March 31, 2004, and $8,107 per month thereafter. The total amount of rent paid during the year ended June 30, 2003 and 2002 was $96,161 and $28,828, respectively. The Company records rent expense on a straight-line basis, resulting in deferred rent and additional rent expense (income) of $(301) and $11,201 as of June 30, 2003 and 2002, respectively.

The future minimum annual lease payments under this lease agreement at June 30, 2003 are as follows:

                Years Ending

                          June 30,
                -----------------------------

                           2004                            $         95,000
                           2005                                      73,000
                                                            ---------------

                                                           $        168,000

Employment Agreements

In June 2003, the Company entered into employment agreements with two of its officers. The agreements are for a five-year term through June 2008 and provide for a combined base salary of $600,000 per annum through October 2003, $720,000 per annum through October 2004, and an annual increase of at least 10% thereafter until the termination date. The agreements also provide for a combined sign-up bonus of $200,000, annual combined net profit bonus of 4% of the Company's net income, issuance of incentive stock options, and warrants to acquire a total of 2,560,000 shares of the Company's common stock (see Note 6). Additionally, the agreements provide for a combined payment of $1,440,000 upon sale or merger of the Company, and severance payment of one year of base salary, as defined.

Litigation

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company in the Supreme Court of the State of New York alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process defending this litigation and has recorded a liability of $156,400 in the accompanying consolidated balance sheet.

--------------------------------------------------------------------------------

================================================================================

As of May 6, 2003, the Company responded to what it believes are unfounded allegations regarding the assignment of patent rights agreement between the patent inventor and the Company. The Company filed for arbitration on June 6, 2003. The Company believes that the patent inventor's claims lack any merit. The Company intends to vigorously pursue its claims in the arbitration. Nevertheless, arbitration is uncertain, and the Company may not prevail in the arbitration and can express no opinion as to its ultimate outcome.

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the years ended June 30, 2003 and 2002, the Company paid or accrued approximately $571,250 and $235,500, respectively, and issued shares valued at approximately $712,425 and $3,409,000, respectively, to various related parties, including officers and/or stockholders of the Company for consulting and other administrative services.

During the year ended June 30, 2003, the Company issued options to a related party to purchase 3,344,731 shares. Pursuant to SFAS No. 123, the Company recorded general and administrative expense of $347,514 in the accompanying consolidated statements of operations. During the year ended June 30, 2003, all of these options were exercised for cash of $270,200.


--------------------------------------------------------------------------------

================================================================================

Moneyzone advanced cash of $300,000 in July 2002 to the Company. Upon consummation of the Merger, the inter-company advance was eliminated in consolidation and recorded as a capital contribution (see Notes 1 and 6).

In September 2002, the Company entered into bridge loan promissory notes ("Notes") with two majority stockholders of Moneyzone for a total of $50,000 with interest at 10% per annum. The principal and interest were due on the closing of collective funding by the Company of not less than $250,000. Pursuant to the terms of the Notes, the Company could not be sold or otherwise merged into any other entity except Moneyzone, unless the Notes holders were repaid. These Notes were conditionally guaranteed by the CEO of the Company if the Company would not meet its covenants. In June 2003 the Company entered into a Settlement Agreement and Mutual General Releases with each of these Notes holders, mutually releasing all parties from any and all claims arising out of or related to the above referenced notes (the "Previous Notes"), and executed and delivered new Secured Notes and Security Agreements (the "New Notes") in the aggregate principal amount of these notes of $50,000 (see Note 5). The notes were paid in full subsequent to June 30, 2003 (see Note 5).

In November 2002, the Company entered into a non-interest bearing note, due on demand, for a purchase of certain office furniture from one of its officers for $17,500. This note was repaid subsequent to June 30, 2003.

On June 11, 2003, the Company entered into a convertible promissory note agreement with one of its shareholders for $172,000 with 1% interest per annum, convertible at $0.10 per share to shares of the Company's common stock. On June 23, 2003, the note was converted to 1,720,000 shares of the Company's common stock. The Company recorded interest expense of $120,400 in the accompanying consolidated financial statements related to the beneficial conversion feature in the convertible promissory note.

--------------------------------------------------------------------------------

================================================================================

NOTE 9 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2003 and 2002, since the Company incurred net operating losses through June 30, 2003.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2003 are presented below:

         Deferred tax asset:
              Net operating loss carryforward                $       3,840,000
              Stock options and warrants                               230,000
              Reserves and accruals                                     26,000
                                                              ----------------
                                                                     4,096,000
         Deferred tax liability:
              Deferred income                                          (34,000)
                                                              ----------------
                                                                     4,062,000

         Less valuation allowance                                   (4,062,000)
                                                              ----------------

                  Net deferred tax assets                    $               -
                                                              ================

The valuation allowance increased by $2,552,000 and $1,510,000 during the years ended June 30, 2003 and 2002, respectively.

The provision for income taxes for the years ended June 30, 2003 and 2002 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes primarily as a result of state income taxes and changes in the valuation allowance.

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $9,600,000 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2023 and 2010, respectively.


--------------------------------------------------------------------------------

================================================================================

NOTE 10 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2003 and 2002:

                                                                              2003                      2002
                                                                       --------------------      -------------------

         Numerator for basic and diluted loss per
           common share - net income (loss)                             $     (6,410,216)       $      (3,775,560)
                                                                         ================        ================

         Denominator for basic and diluted loss per
           common share - weighted average shares                             24,828,564                6,257,985
                                                                         ===============        =================

         Basic and diluted income (loss) per common share               $          (0.26)       $          (0.60)
                                                                         ================        ===============

NOTE 11 - SUBSEQUENT EVENTS

In July 2003, the Company issued 1,000,000 shares of common stock for cash of $150,000 and a warrant to purchase 1,000,000 shares of the Company's common stock at $0.50 per share to a third party. The warrant expires in 5 years and vests immediately. The warrant agreement also includes a right by the Company to call any or all shares of the common stock issued under the warrant agreement from the warrant holder for (i) $2.00 per share for the first 500,000 shares and
(ii) $3.00 per share for the remaining 500,000 shares through July 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 5 consecutive trading days prior to execution of the call right.

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000. The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined, and up to $1,000,000 at the second closing, as defined. The debenture is payable on August 22, 2006. The interest of 6% per annum is payable quarterly, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The debenture is convertible at the option of the holder into shares of the Company's common stock at $0.075 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 13,333,333 shares of the Company's common stock at an exercise price of $0.075 per share. In connection with the issuance of detachable warrants and the beneficial conversion feature of the debentures, the Company will record a debt discount of $1,000,000 and amortize the discount using the effective interest method through August 2006.

--------------------------------------------------------------------------------

================================================================================

In July 2003, the Company issued 270,430 shares of the Company's common stock, valued at $79,629 (or $0.29 per share, which is the fair market value of the stock on the date of issuance), to a consultant for services to be performed in the future.

In August 2003, the Company issued 206,000 shares of the Company's common stock valued at $48,320 (or $0.23 per share, which is the fair market value of the stock on the dates of issuance), to two consultants for services to be performed in the future.

In August 2003, the Company issued 283,590 shares of the Company's common stock, valued at $79,405 (or $0.28 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable.

In September 2003, the Company issued 170,773 shares of the Company's common stock for consulting services rendered, valued at $32,447 (or $0.19 per share, which is the fair market value of the stock on the date of issuance).

In August 2003, the Company prepaid notes payable and notes payable to related parties with maturity dates of December 1, 2003 in the principal amounts of $215,000 and $50,000, respectively, plus interest of $5,760 for an aggregate payment of $270,760, and has received full collateral releases from the noteholders (see Note 5).

In August 2003, the Company entered into employment agreement with one of its officers. The agreement is for a five-year term through July 31, 2008 and provides for a base salary of $250,000 per annum through October 1, 2003, $300,000 per annum through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a sign-up bonus of $75,000 payable over a seven month period, annual net profit bonus of 1.25% of the Company's net income, issuance of incentive stock options, and warrant to issue 750,000 shares of the Company's common stock at $0.24 per share (fair market value of the stock on the date of issuance). Additionally, the agreement provides for a payment of $500,000 upon sale or merger of the Company, and severance payment of one year of base salary.

In August 2003, the Company issued 1,500,000 shares of its restricted common stock to one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003. Based on the estimated fair value of the stock issued, the Company will recognize a loss on debt settlement of $155,250 in its quarter ended September 30, 2003.

--------------------------------------------------------------------------------

================================================================================

In August 2003, the Company issued 127,171 shares of its restricted common stock to one of its shareholders valued at $25,452 (or $0.20 per share, which was the weighted average fair market value on the dates the services were performed) for settlement of consulting fees payable totaling $22,500. The Company will record a loss of $2,952 on the settlement of this accounts payable balance in its quarter ended September 30, 2003.




--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

                  (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO, President and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that our disclosure controls and procedures are effective.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

         Our officers and directors are:

NAME                         AGE              TITLE

Timothy J. Owens              48              Chief Executive Officer, Director

Steven H. Reder               45              President, Director

Norman A. Kunin               65              Chief Financial Officer

         There are no family relationships among any of our directors or officers.

         The size of our Board of Directors is currently fixed at two members. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by and serve at the discretion of the Board.

         None of our directors or executive officers has, during the past five years,

          o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

          o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

          o been subject to any order, judgment, or decree not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

          o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

         Timothy J. Owens. Chief Executive Officer and Director. Mr. Owens is our founder and has been Chief Executive Officer since our inception. From March 1994 to January 1999, Mr. Owens served as Chief Executive Officer of Job Services, Inc., a privately held company. Mr. Owens received his Masters of Science Degree in Finance from LaSalle University in Louisiana. Mr. Owens also received letters of academic excellence in engineering from President Gerald R. Ford and President James Carter in 1976 and 1978.

         Steven H. Reder. President and Director. Mr. Reder has been President and a member of our Board of Directors since January 2002. Mr. Reder also acted as our Chief Financial Officer from January 2002 until the appointment of Norman
A. Kunin on August 8, 2003. From February 1994 to January 2002, Mr. Reder was President, CEO and majority stockholder of Friends Industry, Inc. (dba Graphix Press), a specialty printer, packaging and point of purchase display company. Prior to his employment with Graphix Press, Mr. Reder was the Chief Financial Officer for Delta Lithograph Company, a Bertelsmann company.

         Norman A. Kunin. Chief Financial Officer. Norman A. Kunin joined us in August 2003 as Chief Financial Officer after having been a consultant since May 2003. Mr. Kunin's professional career encompasses over thirty years of diversified financial management expertise, beginning as a certified public accountant. Approximately 30 years ago Mr. Kunin and his partners sold their accounting firm to a predecessor to Deloitte and Touche. Thereafter, Mr. Kunin continued his career as a financial executive and consultant for a variety of private and publicly held companies. From September 1998 to August 2003, Mr. Kunin was employed by Kunin Business Consulting, a division of Ace Investors, LLC located in Santa Maria, California. His consulting engagements included financial forecasting, business planning and providing temporary services as a chief financial officer and/or financial executive. Mr.Kunin earned his Bachelor of Business degree with major in Accounting at New York's City College and is a member of the American Institute of Certified Public Accountants.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our Common Stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. Based solely on our review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2003, we believe that our executive officers, directors and ten percent stockholders complied with all reporting requirements applicable to them, with the exception of William C. Bossung, who failed to file a Form 3 reporting his ownership of shares of our Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

         The following tables and discussion set forth information with respect to all compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the President and Chief Executive Officer for all services rendered in all capacities to us for each of its last three completed fiscal years. No disclosure has been made for any executive officer, other than the Chief Executive Officer and President, because, during the last three completed fiscal years, there were no other executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                    AWARDS                              PAYOUTS
                             --------------------------------------------------------------------------------------
                                                     Other          Restricted                            All Other
                                                     Annual         Stock        Securities     LTIP      Compen-
Name and Principal            Salary       Bonus     Compensation   Awards       Underlying     Payout    sation
Position               Year   (Note 1)     (Note 2)  Note 3)         ($)        Options/SARs     ($)        ($)
                                  ($)        ($)         ($)

Timothy J. Owens,      2003     16,750     100,000      177,500          0         1,280,000       0          0
Chief Executive        2002        0          0         113,500          0             0           0          0
Officer                2001        0          0            0             0             0           0          0

Steven Reder           2003     16,750     100,000      177,500          0         1,280,000       0          0
President              2002        0          0         105,000          0             0           0          0
                       2001        0          0            0             0             0           0          0

Note 1 - These salaries are accrued and unpaid for the period June 9 through June 30, 2003.
Note 2 - These bonuses are accrued pursuant to employment agreements dated June 9, 2003, but have not been paid.
Note 3 - Represent total amounts due to these executive officers pursuant to consulting agreements that pre-dated their employment. Cash payments made to Timothy J. Owens for the years 2003 and 2002 were $162,500 and $32,500, respectively. Cash payments made to Steven Reder for the years 2003 and 2002 were $162,500 and $35,000, respectively.

Stock Options

         The following tables set forth certain information concerning the granting and exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options on an aggregated basis:

                           Option/SAR Grants for Last
                        Fiscal Year-Individual Grants(1)

                                Number of            % of Total
                               Securities       Options/SARs Granted
                               Underlying          to Employees in
                              Options/SARs           Fiscal Year       Exercise Price ($/sh)
Name                           Granted (#)                                                       Expiration Date
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Timothy J. Owens                1,280,000                50%                $0.17/share           June 9, 2008

Steven Reder                    1,280,000                50%                $0.17/share           June 9, 2008

-------------------------- -------------------- ---------------------- ---------------------- ----------------------


               Aggregated Option/SAR Exercises in Last Fiscal Year
                         And FY-End Option/SAR Values(1)

                                                                                                    Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-the-Money
                                                                           Options/SARs           Options/SARs
                                                                           at FY-End (#)        at FY-End ($)(2)
                             Shares Acquired      Value Realized(1)       Unexercisable/         Unexercisable/
Name                         on Exercise (#)             ($)                Exercisable            Exercisable
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Timothy J. Owens                   -0-                   -0-                0/1,280,000               $0/$0

Steven Reder                       -0-                   -0-                0/1,280,000               $0/$0

-------------------------- -------------------- ---------------------- ---------------------- ----------------------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.
(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

Director Compensation

         There is no standard or individual compensation package for any of the directors.

Employment Contracts

         In June 2003 we entered into an employment agreement with Timothy J. Owens to employ him as Chief Executive Officer. The agreement is for a five year term, through June 8, 2008, and provides for a base salary of $300,000 per year through October 1, 2003, $360,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $100,000, payable in four equal payments of $25,000 each on July 1 and October 1, 2003 and January 1 and April 1, 2004, a bonus computed annually totaling 2.00% of net income, issuance of incentive stock options and a warrant to purchase 1,280,000 shares of our Common Stock at an exercise price of $0.17 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $720,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. As of the date of filing this Annual Report, Mr. Owens has not been paid any of the signing bonus has received partial advances against his base salary in the aggregate amount of $30,000.

         In June 2003 we entered into an employment agreement with Steven H. Reder to employ him as President. The agreement is for a five year term, through June 8, 2008, and provides for a base salary of $300,000 per year through October 1, 2003, $360,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $100,000, payable in four equal payments of $25,000 each on July 1 and October 1, 2003 and January 1 and April 1, 2004, a bonus computed annually totaling 2.00% of net income, issuance of incentive stock options and a warrant to purchase 1,280,000 shares of our Common Stock at an exercise price of $0.17 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $720,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. As of the date of filing this Annual Report, Mr. Reder has not been paid any of his signing bonus and has received partial advances against his base salary in the aggregate amount of $12,500.

         In August 2003 we entered into an employment agreement with Norman A. Kunin. The agreement is for a five year term, through July 31, 2008, and provides for a base salary of $250,000 per year through October 1, 2003, $300,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $75,000, payable in three equal payments of $25,000 each on

August 4 and November 1, 2003 and February 1, 2004, a bonus computed annually totaling 1.25% of net income, issuance of incentive stock options and a warrant to purchase 750,000 shares of our Common Stock at an exercise price of $0.24 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $500,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. As of the date of filing this Annual Report, Mr. Kunin has received his salary when due and a partial advance against his signing bonus in the amount of $17,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of September 10, 2003 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group. The term "executive officer" is defined as the Chief Executive Officer, President and the Chief Financial Officer. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

----------------------- ----------------------------------------- --------------- --------------
                                                                    Number of      Percentage
                                                                      Shares        Ownership
  Title of Class of                                                Beneficially
       Security                   Name and Address(1)                Owned(2)
----------------------- ----------------------------------------- --------------- --------------

Common Stock            Timothy J. Owens(2)(3)(4)(5)                   6,749,520(7)   15.2%
Common Stock            Steven H. Reder(2)(3)(4)(5)                    5,096,780      11.5%
Common Stock            Norman Kunin(2)(3)                             1,070,000      2.4%
Common Stock            Fred DeLuca(5)                                 3,399,480      7.7%
Common Stock            Federico Cabo(5)                               3,491,250(9)   7.9%
Common Stock            Shelly Singhal(5)(6)                           2,528,421      5.7%
Common Stock            Platinum Partners Global Macro Fund LP (8)     3,166,666      7.1%

                        All Officers and Directors (3 persons)        12,916,300      29.1%
----------------------- ----------------------------------------- --------------- --------------

         (1) The address for Mr. Owens, Mr. Reder, Mr. Kunin and Mr. DeLuca is c/o QT 5, Inc., 5655 Lindero Canyon Road, Suite 120, Westlake Village, California 91362; the address for Federico Cabo is P. O. Box 10007, Newport Beach, California 92658; and the address for Shelly Singhal is c/o SBI, USA, 2361 Campus Drive, Suite 210, Irvine, California 92612.
         (2) Included in this calculation are 1,280,000 shares deemed beneficially owned by Timothy J. Owens, 1,280,000 shares deemed beneficially owned by Steven H. Reder and 750,000 shares deemed beneficially owned by Norman A. Kunin by virtue of their right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. These shares represent warrants granted to Messrs. Owens, Reder and Kunin in conjunction with their employment.
         (3) Executive Officer.
         (4) Director.
         (5) 5% Shareholder.
         (6) This information was acquired from a filing made with the Securities and Exchange Commission.
         (7) Includes 52,750 shares of Common Stock registered to Melissa Owens, 171,250 shares of Common Stock registered to Zach Owens and 2,399,320 shares of Common Stock registered to TMZ Group LLC.
         (8) Included in this calculation are 1,500,000 shares deemed beneficially owned by the shareholder by virtue of its right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. These shares are included in a warrant issued to the shareholder.
         (9) Included in this number are 2,660,000 shares of our Common Stock held in escrow, as described in Item 12 of this Annual Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Moneyzone advanced cash of $300,000 to us in July 2002. Upon consummation of our merger with Moneyzone, the inter-company advance was eliminated in consolidation and recorded as a capital contribution.

         In September 2002, we entered into bridge loan promissory notes ("Notes") with two majority stockholders of Moneyzone for a total of $50,000 with interest at 10% per annum. The principal and interest were due to be paid on the closing of collective funding of not less than $250,000. These Notes were conditionally guaranteed by Timothy J. Owens, our Chief Executive Officer, in the event that we did not pay the Notes in accordance with their terms. In June 2003 we entered into a Settlement Agreement and Mutual General Releases with each of the holders of the Notes, mutually releasing all parties from any and all claims arising out of or related to the Notes, and executed and delivered new Secured Notes and Security Agreements (the "New Notes") in the aggregate principal amount of $50,000. The New Notes were paid in full subsequent to the fiscal year ended June 30, 2003.

         In November 2002, we executed a non-interest bearing note, due on demand, for a purchase of certain office furniture from Steven H. Reder for $17,500. This note was repaid subsequent to June 30, 2003.

         During the 2003 and 2002 fiscal years and prior to their employment with us, we retained the services of Timothy J. Owens and Steven H. Reder as consultants. During these periods, we paid or accrued consulting fees of $177,500 and $113,500 to Mr. Owens and consulting fees of $177,500 and $105,000 to Mr. Reder.

         During the 2003 and 2002 fiscal years, we retained the consulting services of Federico Cabo, a 5% shareholder, and we paid or accrued consulting fees of $122,500 and $3,000 during these periods, respectively. We also retained consulting services of other parties related to the officers and we paid or accrued consulting fees of $93,750 and $14,000 during these periods, respectively.

         In January and February 2003, we issued to the following parties an aggregate of 1,351,650 shares of our Common Stock in connection with consulting services having a total value of $685,425:

Name                                Description                                 No. of Shares    $ Value
--------------------------------------------------------------------------------------------------------

Federico Cabo                       5% shareholder                              399,000          $ 199,500
Timothy Owens                       Officer/Director/5% shareholder             186,200          $  93,100
Zachariah Owens                     Related to Officer/Director                 104,750          $  56,125
Melissa Owens                       Related to Officer/Director                 104,750          $  56,125
Geoffrey Reder                      Related to Officer/Director                  86,450          $  43,225
Richard Cabo                        Related to 5% shareholder                    99,750          $  49,875
Gregory Cabo                        Related to 5% shareholder                    66,500          $  33,250
Diane Cabo                          Related to 5% shareholder                    66,500          $  33,250
Federico Cabo, Jr.                  Related to 5% shareholder                    66,500          $  33,250
Michael Reder                       Related to Officer/Director                  86,450          $  43,225
Anne Reder                          Related to Officer/Director                  66,500          $  33,250
Willie Reder                        Related to Officer/Director                   5,000          $   6,250

         As part of the negotiations to purchase a non-controlling interest in a bottling facility in Mexico from OCIF-OBAC-SA de CV, an entity owned and controlled by Federico Cabo, a 5% shareholder, we authorized and issued to escrow 2,660,000 shares of our Common Stock until a definitive agreement could be reached. At present, a definitive agreement has not been reached. The shares are still issued and held subject to a cancellation fee equal to 15% of the shares held in escrow unless a definitive agreement can be reached.

         In March 2003, we issued to Shelly Singhal, a 5% stockholder, 50,000 shares of our Common Stock in exchange for $14,500.

         In April 2003, we issued to Shelly Singhal, a 5% stockholder, 890,893 shares of our Common Stock in exchange for $118,200.

         In May 2003, we issued to Shelly Singhal, a 5% stockholder, 2,403,838 shares of our Common Stock in exchange for $137,500.

         In May 2003, before he was retained as our Chief Financial Officer, we issued to Norman A. Kunin 320,000 shares of our Common Stock as payment for consulting services provided by Kunin Business Consulting, a division of Ace Investors LLC, valued at $32,000.

         In June 2003 we issued to SBI USA, LLC, an affiliate of Shelly Singhal, 1,720,000 shares of our Common Stock pursuant to the terms of a convertible promissory note in the principal amount of $172,000.

         On August 29, 2003 we issued a total of 1,627,171 shares of our Common Stock to SBI-USA, LLC, an affiliate of Shelly Singhal. Of this amount, 1,500,000 shares were issued in settlement of a demand promissory note for a loan in the amount of $112,500 and 127,171 shares were issued in payment of amounts due in connection with the termination of a financial advisory agreement dated June 2, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger, dated as of June 28, 1999, by and among the registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of July 15, 1999.

         2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 28, 1999, by and among the registrant, EBonlineinc.com, Inc., and John D. Brasher, Jr., incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of July 15, 1999.

         2.3 Letter Agreement between MoneyZone.com and Global Capital Partners Inc. dated as of March 7, 2001, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of March 7, 2001.

         2.4 Agreement and Plan of Merger, dated as of July 15, 2002, by and among the registrant and QuickTest 5, Inc., incorporated by reference to Exhibit
10.2 of our Schedule 14C (File No. 000-25022), filed with the Commission on December 11, 2002 (the "Schedule 14C").

         2.5 Certificate of Merger, dated as of January 9, 2003, between the registrant and Quicktest 5, Inc., incorporated by reference to Exhibit 10.1 of the Schedule 14C.

         3.1 Certificate of Incorporation, dated as of April 4, 1989, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

         3.2 Certificate of Amendment to Certificate of Incorporation, dated as of November 8, 1990, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

         3.3 Certificate of Amendment to Certificate of Incorporation, dated as of October 26, 1994, incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

         3.4 Certificate of Increase in Number of Authorized Shares of Common Stock, dated as of July 8, 1996, amending the Certificate of Incorporation, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         3.5 Certificate of Amendment to Certificate of Incorporation, dated as of March 12, 1997, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         3.6 Certificate of Amendment to Certificate of Incorporation, dated as of March 20, 1998, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

         3.7 Certificate of Amendment to Certificate of Incorporation, dated as of March 31, 1998, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of April 14, 1998.

         3.8 Certificate of Amendment to Certificate of Incorporation, dated as of July 8, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         3.9 Certificate of Amendment to Certificate of Incorporation, dated as of July 22, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         3.10 Certificate of Amendment to Certificate of Incorporation, dated as of December 17, 1999, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         3.11 By-Laws of MoneyZone.com, Inc., incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

         4.1 Form of Registration Rights Agreement, dated as of October 1, 1999, by and among EBonlineinc.com, and each of the investors listed on Exhibit A thereto, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022), dated as of March 30, 2000.

         4.2 Convertible Debenture Purchase and Exchange Agreement dated as of September 15, 2000, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

         4.3 6% Convertible and Exchangeable Debenture, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

         4.4 Common Stock Purchase Warrant, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

         4.5 Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K (File No. 000-25022), dated as of September 15, 2000.

         4.6 Registration Rights Agreement by and among registrant and NDMS Investments, L.P. and NDMS Investments, L.P. assignees incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         4.7 $150,000 Promissory Note dated September 30, 2002, between the registrant and NDMS Investments, L.P. incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         4.8 Amendment No. 1 to $150,000 Promissory Note dated February 28, 2003 incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         4.9 Registration Rights Agreement dated September 30, 2002, between the registrant and NDMS Investments, L.P. incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         10.1 Office Building Lease dated March 15, 2002 between the registrant and Village Green Officer Park incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         10.2 Agreement for the Assignment of Patent Rights, dated April 7, 2002, by and between the registrant and Marshall Anlauf Thompson, incorporated by reference to Exhibit 99.1 of the registrant's Form 8-K as filed with the Commission on January 24, 2003.

         10.3 2000 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the registrant's Form S-8 (File No. 333-92236) filed with the Commission on July 11, 2002 (the "Form S-8").

         10.4 Amendment No. 1 to the 2000 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the Form S-8.

         10.5 Amendment No. 2 to the 2000 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the registrant's Form S-8 (File No. 333-103208) filed with the Commission on February 14, 2003.

         10.6 Issuance Agreement dated September 30, 2002, by and between the registrant and NDMS Investments, L.P. incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         10.7 Issuance Agreement, dated December 31, 2002, by and between the registrant and NDMS Investments, L.P. incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of April 15, 2003.

         10.8 2003 Incentive Equity Stock Plan, incorporated by reference to
Exhibit 10.1 of the registrant's Form S-8 (File No. 333-104740) filed with the Commission on April 25, 2003.

         10.9 Employment Agreement dated June 9, 2003 between the registrant and Timothy J. Owens, filed herewith.

         10.10 Employment Agreement dated June 9, 2003 between the registrant and Steven H. Reder, filed herewith.

         10.11 Employment Agreement dated August 4, 2003 between the registrant and Norman Kunin, filed herewith.

         10.12 Common Stock Purchase Warrant dated June 9, 2003 issued to Timothy J. Owens, filed herewith.

         10.13 Common Stock Purchase Warrant dated June 9, 2003 issued to Steven Reder, filed herewith.

         10.14 Common Stock Purchase Warrant dated August 4, 2003 issued to Norman A. Kunin, filed herewith.

         10.15 Securities Purchase Agreement dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, filed herewith.

         10.16 Registration Rights Agreement dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, filed herewith.

         10.17 Warrant dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, filed herewith.

         10.18 6% convertible debenture entered into by the registrant and various purchasers on September 22, 2003, filed herewith.

         21 Subsidiaries of the registrant, filed herewith.

         22.1 Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of March 20, 2000.

         22.2 Information Statement on Schedule 14C, incorporated by reference to Schedule 14C (File No. 000-25022), dated as of December 11, 2002.

         23 Consent of Corbin & Company, LLP, dated September 18, 2003, filed herewith.

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

         31.2 Certification of President Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

         31.3 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

         32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on 8-K

         On May 30, 2003 the registrant filed a Form 8-K to disclose a press release announcing the launch of its product, NICOWater(TM).

         On June 5, 2003 the registrant filed a Form 8-K that disclosed a transcript of a conference call during which the registrant discussed the launch of its product, NICOWater(TM), and gave revenue and earnings guidance.

         On June 18, 2003 the registrant filed a Form 8-K announcing the restructuring of certain promissory notes and making a statement relating to its dispute with Mr. Marshall Thompson, the assignor of the technology for the manufacture of the registrant's product, NICOWater(TM).

         On August 4, 2003 the registrant filed a Form 8-K to disclose a press release relating to allegations made by Platinum Products LLC.

         On August 27, 2003 the registrant filed a Form 8-K to disclose a press release announcing that it had obtained $2 million in financing.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2002 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our S-8 Registration Statements and this Annual Report.

                                      June 30, 2003              June 30, 2002
                                      -------------              -------------

(i)      Audit Fees                   $ 63,365                    $    47,892
(ii)     Audit Related Fees           $  6,710                    $         0
(iii)    Tax Fees                     $  2,980                    $         0
(iv)     All Other Fees               $ 10,950                    $         0

                                   SIGNATURES

         In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   QT 5, INC.


Date: September 23, 2003
                                   By: /s/ Timothy J. Owens
                                       -----------------------------------------
                                       Timothy J. Owens, Chief Executive Officer



                                   By: /s/ Norman A. Kunin
                                       -----------------------------------------
                                       Norman A. Kunin, Chief Financial Officer

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                Title                                               Date


/s/ Timothy J. Owens                Chief Executive Officer                     September 23, 2003
-------------------                   and director
Timothy J. Owens



/s/ Steven Reder                    President and director                      September 23, 2003
---------------------------
Steven Reder


/s/ Norman A. Kunin                 Chief Financial Officer                     September 23, 2003
---------------------------
Norman A. Kunin
