Form 10QSB
period 2003-09-30
QT 5 INC
filed 2003-11-12
CIK 932127

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
        ------------------------------------------------------------------

                                  FORM 10-QSB
        ------------------------------------------------------------------

Mark One

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25022

                                   QT 5, Inc.
                 (Name of Small Business Issuer in Its Charter)


               Delaware                                     72-1148906
    (State Or Other Jurisdiction Of                      (I.R.S. Employer
     Incorporation Or Organization)                      Identification No.)


5655 Lindero Canyon Road, Suite 120, Westlake Village, California       91362
               (Address Of Principal Executive Offices)               (Zip Code)

                                  818-338-1500
                (Issuer's Telephone Number, Including Area Code)

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

     The total number of shares of the registrant's Common Stock, par value $.15 per share, outstanding on November 10, 2003 was 46,614,457

===============================================================================

                                   QT 5, Inc.

                              Index to Form 10-QSB


                                                                                         Page

Part I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Consolidated Balance Sheet at September 30, 2003 (Unaudited)               2
               Consolidated Statements of Operations for the Three Months
                  Ended September 30, 2003 and 2002                                       3
               Consolidated Statements of Cash Flows for the Three Months Ended
                  September 30, 2003 and 2002                                             4
               Notes to Consolidated Financial Statements                                 6
         Item 2. Management's Discussion and Analysis                                    15
         Item 3. Controls and Procedures                                                 18

Part II-- OTHER INFORMATION
         Item 1.  Legal Proceedings                                                      18
         Item 2.  Change in Securities and Use of Proceeds                               18
         Item 3.  Defaults Upon Senior Securities                                        19
         Item 4.  Submission of Matters to a Vote of Securities Holders                  19
         Item 5.  Other Information                                                      19
         Item 6.  Exhibits and Reports on Form 8-K                                       19


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   QT 5, Inc.
                           Consolidated Balance Sheet

                                                            September 30,
                                                                2003
                                                            ------------
                                                             (Unaudited)
ASSETS

Current assets:
    Cash                                                   $     33,528
    Accounts receivable, net of allowance for doubtful
      accounts of $10,000                                       358,083
    Inventories                                                 188,628
    Deferred costs                                               78,628
    Prepaid royalties                                           137,035
    Prepaid insurance                                           474,459
    Other prepaid expenses                                      100,799
    Notes receivable                                            139,500
                                                            ------------
         Total current assets                                 1,510,660
                                                            ------------

Property and equipment, net of accumulated depreciation
 of $6,496                                                       28,882
Patent, net of accumulated amortization of $4,411                45,589
Deferred financing cost, net of accumulated amortization
 of $27,066                                                     732,872
Other assets                                                      9,595
                                                            ------------

         Total assets                                      $  2,327,598
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                  $    778,400
    Accrued salaries                                            503,645
    Installment financing payable                               422,374
    Deferred revenue                                            264,165
    Lease liability                                             156,400
    Deferred rent expense                                         8,381
                                                            ------------
         Total current liabilities                            2,133,365


Convertible debentures payable, net of unamortized
  debt discount of $964,384                                      35,616
                                                            ------------

         Total liabilities                                    2,168,981
                                                            ------------

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock; $0.15 par value; 100,000,000 shares
      authorized; 45,272,029 shares issued and
      outstanding                                              6,790,804
    Additional paid-in capital                                 5,629,318
    Prepaid consulting expense                                  (81,126)
    Accumulated deficit                                     (12,180,379)
                                                            ------------
         Total stockholders' equity (deficit)                   158,617
                                                            ------------

                                                           $  2,327,598
                                                            ============


     See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Operations

                                         For the Three Months
                                          Ended September 30,
                                    -------------------------------
                                        2003               2002
                                    ------------       ------------
                                     (Unaudited)       (Unaudited)

Revenue                             $    145,467       $         --
                                    ------------       ------------

Costs and expenses:
   Cost of sales                          80,521                 --
   General and administrative          1,742,010            318,537
                                    ------------       ------------
Loss from operations                  (1,677,064)          (318,537)




Other expense:
   Interest expense                     (297,040)                --
   Other                                 (20,499)                --
                                    ------------       ------------

  Net loss                          $ (1,994,603)      $   (318,537)
                                    ============       ============

Basic and diluted net loss per
  common share                      $      (0.05)      $      (0.02)
                                    ============       ============

Basic and diluted weighted
  average shares outstanding          42,865,278         13,801,500
                                    ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Cash Flows

                                                                For the Three Months
                                                                 Ended September 30,
                                                            -----------------------------
                                                                2003               2002
                                                            -----------       -----------
                                                            (Unaudited)       (Unaudited)
Cash flows from operating activities
   Net loss                                                 $(1,994,603)      $  (318,537)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Provision for loss on doubtful accounts
         receivable                                              10,000                --
       Depreciation and amortization                              1,724             1,618
       Amortization of debt discount and deferred
         financing cost                                          62,682                --
       Loss on issuance of shares for settlement
         of accounts payable                                     20,499                --
       Interest expense on issuance of shares for
         settlement of note payable to a related party          202,500                --
       Stocks and options issued for services                   577,320                --
       Changes in operating assets and liabilities:
          Accounts receivable                                  (272,857)               --
          Inventories                                          (100,065)               --
          Deferred costs                                        (57,077)               --
          Prepaid expenses and other assets                    (123,985)               --
          Accounts payable and accrued expenses                 641,146           (56,076)
          Deferred revenue                                      177,981                --
          Deferred rent expense                                  (2,519)             (301)
                                                            -----------       -----------

            Net cash used in operating activities              (857,254)         (373,296)
                                                            -----------       -----------

Cash flows used in investing activities
   Purchases of property and equipment                               --            (8,451)
                                                            -----------       -----------

Cash flows from financing activities
   Proceeds from sale of stock                                  150,000                --
   Payments on notes payable to related parties                 (67,500)               --
   Payments on notes payable                                   (215,000)               --
   Payments on installment financing                             (9,534)               --
   Proceeds from convertible debentures, net of
    cash costs of $147,000                                      853,000                --
   Proceeds from notes payable to related
    parties                                                     112,500            50,000
   Capital contribution                                              --           300,000
                                                            -----------       -----------

            Net cash provided by financing
               activities                                       823,466           350,000
                                                            -----------       -----------

Net decrease in cash                                            (33,788)          (31,747)

Cash, beginning of period                                        67,316            62,391
                                                            -----------       -----------

Cash, end of period                                         $    33,528       $    30,644
                                                            ===========       ===========

       See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                Consolidated Statements of Cash Flows (continued)

                                                             For the Three Months
                                                              Ended September 30,
                                                       ------------------------------
                                                          2003               2002
                                                       ------------      ------------
                                                       (Unaudited)        (Unaudited)
Supplemental disclosure of cash flow information:
   Installment  financing payable and prepaid
    insurance recorded for insurance premium
    financed                                           $    431,908      $         --
                                                       ============      ============
   Common stock issued as prepaid consulting
    services                                           $      9,240      $         --
                                                       ============      ============

   Amortization of prepaid consulting expense          $    357,071      $         --
                                                       ============      ============

   Debt discount recognized related to
    convertible debentures                             $  1,000,000      $         --
                                                       ============      ============
   Common stock issued for settlement of
    accounts payable                                   $    129,434      $         --
                                                       ============      ============
   Common stock issued for settlement of
    note payable to a related party                    $    112,500      $         --
                                                       ============      ============
   Common stock issued in connection with
    deferred financing cost                            $     16,000      $         --
                                                       ============      ============
   Warrant issued in connection with deferred
    financing cost                                     $    596,938      $         --
                                                       ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003

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

The Company's future plans include continuing its efforts to license small medical device(s) and pharmaceutical products together with its development of such products for the professional and retail consumer markets. Although the Company is not currently marketing any products other than its nicotine-based line of products, the Company has, in October 2003, acquired a license for certain intellectual property rights and related associated research and development efforts and FDA approvals on an H.I.V. test kit, in-vitro drug test kit and a cardiac pulmonary test kit (see Note 11).

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 23, 2003. The results of the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

PRINCIPLES OF CONSOLIDATION

The  accompanying   condensed  consolidated  financial  statements  include  the accounts of QT 5, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $1,994,603 and only had $145,467 of revenue during the three months ended September 30, 2003, and had a cash balance of $33,528 at September 30, 2003. In addition, the Company had an accumulated deficit of $12,180,379 and negative working capital of $622,705 and is involved in a legal dispute relating to its patent rights for its only revenue-generating product (see Note 8) at September 30, 2003. Management recognizes that the Company must generate additional resources for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market coupled with faster service and a variety of options, and the successful outcome of the legal dispute. The Company's new product line entered the market in May 2003 and management believes that this product will have a significant effect on future profitability. In August 2003, management successfully obtained additional capital through a $2 million sale and issuance of 6% convertible debentures, from which the Company received initial gross proceeds of $1 million and an additional $200,000 advance against the second $1 million, the balance of which is scheduled to be paid following the effective date of a registration statement (which was filed with the Securities and Exchange Commission on October 2, 2003) covering the common stock underlying the debentures and related warrants. The Company is in the final stage of negotiations for an accounts receivable financing facility. However, no assurance can be given that an accounts receivable financing and the balance of the convertible debenture funding will be consummated as contemplated or will generate sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realizability of inventories, deferred costs, prepaid royalties and long-lived assets, collectibility of receivables, and the valuation allowance on deferred tax assets.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of September 30, 2003, there was no uninsured cash balance.

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. At September 30, 2003, the Company recorded $264,165 of accounts receivable as deferred revenue, as the payment terms are contingent upon customer sell-through of product and therefore collectibility is not reasonably assured.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2003, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.

INCREASE IN AUTHORIZED SHARES AND CHANGE IN PAR VALUE

On October 8, 2003, the Company filed a Definitive Form 14C with the Securities and Exchange Commission stating that the Company's Board of Directors and shareholders of record as of the close of business on September 22, 2003, holding a majority of the total number of outstanding shares, have consented to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000. The par value of each such common stock shall be $0.001 per share. The Company filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, in accordance with federal security laws, on November 3, 2003, and will reflect these changes in its December 31, 2003 consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of its products to customers. The Company is still in its initial stages of selling the new product line to customers or distributors as of September 30, 2003. Pursuant to Staff Accounting Bulletin No. 101, the Company deferred $264,165 of its sales and corresponding $78,628 cost of sales to certain distributors in the accompanying condensed consolidated balance sheet as the payment terms are contingent upon customer sell-through of product and therefore collectibility of these receivables is not reasonably assured.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $139,000 and $54,000 for the three months ended September 30, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. During the three months ended September 30, 2003 and 2002, no compensation expense was recognized in the accompanying consolidated statements of operations for options or warrants issued to employees pursuant to APB 25, as all options or warrants granted in fiscal 2003 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                   2003                 2002
                                                               -----------          -----------
Net loss as reported                                           $(1,994,603)         $  (318,537)

Deduct:
     Total stock-based employee compensation
       expense under APB 25                                              0                    0

Add:
     Total stock-based employee compensation
       under fair value based method for all
       awards, net of related tax effects                         (111,185)                   0
                                                               -----------          -----------

Pro forma net loss                                             $(2,105,788)         $  (318,537)
                                                               ===========          ===========

         Basic and diluted loss per share - as reported        $     (0.05)         $     (0.02)
                                                               ===========          ===========
         Basic and diluted loss per share - pro forma          $     (0.05)         $     (0.02)
                                                               ===========          ===========

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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 55,385 and 0 as of September 30, 2003 and 2002, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the three-month periods ending September 30, 2003 and 2002.

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

ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB")issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position, cash flows or results of operations.

NOTE 2 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone.com, Inc. ("Moneyzone"), an entity that the Company merged with and into in January 2003. These notes accrue interest at a rate of 4% per annum and are payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 8) and other remaining accounts payable of Moneyzone assumed in the merger. Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amount. These notes are secured by 399,000 shares of the Company's common stock owned by former stockholders. The remaining balance of notes receivable as of September 30, 2003 is $139,500.

NOTE 3 - PATENT AND ROYALTY FEE

On April 7, 2002, the Company entered into the Agreement relating to the formulation of nicotine beverages (see Note 1). The Agreement was effective only upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. In consideration thereof, the Company issued 133,000 shares of its common stock valued at $50,000 (or $0.376 per share, which was management's estimate of the fair market value of its common stock on the date the patent was assigned). The cost of the patent is being amortized over the patent's remaining useful life of 17 years. In addition, the Company agreed to pay the original patent holder royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the patent, for the remaining life of the patent. The royalty payments will begin on the first day of the calendar quarter commencing at such time as the Company makes a first distribution. The Company has agreed to the following performance goals: (1) during the first year following the first distribution, the Company will sell a minimum of 500,000 cases of the patented product, and (2) during any year thereafter for the duration of the Agreement, the Company will sell a minimum of 1,000,000 cases of the patented product each year. In June 2002, the Company prepaid royalties through the issuance of 399,000 shares of its stock valued at $150,000 (or $0.376 per share which was management's estimate of the fair market value of its common stock on the date the shares were issued) in lieu of meeting the minimum performance requirement of the first year. This amount will be amortized to expense at the rate of $1.20 per case sold.

The Company has filed for arbitration to resolve a dispute involving the parties of this Agreement (see Note 8). The arbitration hearing has been scheduled to commence in December 2003. During the three months ended September 30, 2003, the Company recorded $12,965 of royalty expense in the accompanying condensed consolidated statements of operations.

NOTE 4 - INSTALLMENT FINANCING PAYABLE

The Company financed its product liability insurance premiums totaling $431,908 in August 2003. The principal amounts bear interest at 7.85% per annum and are payable in equal monthly installments totaling $46,930 through May 1, 2004.

NOTE 5 - NOTES PAYABLE

In June 2003 the Company entered into a Settlement Agreement and Mutual General Releases with certain third party note holders and related parties, mutually releasing all parties from any and all claims arising out of or related to certain convertible promissory notes and bridge loan (the "Previous Notes"), and executed and delivered new Secured Notes and Security Agreements (the "New Notes") in the aggregate principal amount of $265,000. The New Notes superseded the Previous Notes, bearing interest at the rate of 12% per annum with the entire amount, including principal and accrued interest, due and payable on December 1, 2003. The New Notes were secured by a pledge and first and second priority security interest in all of the tangible and intangible assets of the Company, and included certain non-financial covenants and events of default, among other items, such as the Company's failure to ship in any calendar month at least 10,000 cases of NICOWater(TM) and generate gross sales of at least $280,000 from the sale of NICOWater(TM) in any month.

In August 2003, the Company prepaid the notes payable and notes payable to related parties in the entire principal amounts of $215,000 and $50,000, respectively, plus accrued interest of $5,760 for an aggregate amount of $270,760 and has received full collateral releases from the noteholders.

NOTE 6 - CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000. The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined, and an additional amount up to $1,000,000 will be funded at the second closing, as defined. The debenture is payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The debenture is convertible at the option of the holder into shares of the Company's common stock at $0.075 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 13,333,333 shares of the Company's common stock at an exercise price of $0.075 per share (see Note 7). In connection with the issuance of detachable warrants and the beneficial conversion feature of the debentures, the Company has recorded a debt discount of $1,000,000 and is amortizing the discount using the effective interest method through August 2006. During the three months ended
September 30, 2003, the Company recorded interest expense related to the amortization of the debt discount of $35,616.

On August 19, 2003, the Company also issued warrants to purchase 2,666,667 shares of the Company's common stock as part of the commission fee in connection with the convertible debentures. The warrants have an exercise price of $0.075 per share and expire in five years. The Company recorded the value of the warrant of $596,938 as an issuance cost, and accordingly, such amount is
included  in  the  deferred   financing  cost  in  the  accompanying   condensed
consolidated balance sheet. During the three months ended September 30, 2003, the Company incurred other issuance costs totaling $147,000 and an additional $16,000 related to the issuance of the Company's common stock for finders fees (see Note 7), which were all recorded as deferred financing cost in the accompanying condensed consolidated balance sheet. The Company is amortizing the deferred financing cost using the effective interest method through August 2006 and recorded interest expense related to the amortization of the deferred financing cost of $35,616 during the three months ended September 30, 2003.

NOTE 7 - STOCKHOLDERS' DEFICIT

COMMON STOCK

In July 2003, the Company issued 1,000,000 shares of common stock for cash of $150,000 and a warrant to purchase 1,000,000 shares of the Company's common stock (see further discussion in the Warrants section below) to a third party.

In July 2003, the Company issued 270,430 shares of the Company's common stock under the 2003 Plan, valued at $81,130 (or $0.30 per share, which is the fair market value of the stock on the date of issuance), to a consultant for services performed.

In August 2003, the Company issued 206,000 shares of the Company's common stock under the 2003 Plan, valued at $48,320 (or $0.23 per share, (which is the fair market value of the stock on the dates of issuance), to two consultants for services performed and to be performed in the future. The Company recorded $9,240 of prepaid consulting expense related to the future services to be performed.

In August 2003, the Company issued 283,590 shares of the Company's common stock under the 2003 Plan, valued at $79,405 (or $0.28 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $19,142 in other expense in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2003.

In August 2003, the Company issued 1,500,000 shares of its restricted common stock to one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003 (see Note 9). Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 in the accompanying consolidated statements of operations during the three months ended September 30, 2003.

In August 2003, the Company issued 127,171 shares of its restricted common stock to one of its shareholders valued at $26,706 (or $0.21 per share, which is the weighted average fair market value on the dates the services were performed) for consulting services performed.

In September 2003, the Company issued 420,773 shares of the Company's common stock under the 2003 Plan for consulting services rendered, valued at $73,333 (or $0.17 per share, which is the fair market value of the stock on the date of issuance).

In September 2003, the Company issued 542,513 shares of the Company's common stock under the 2003 Plan, valued at $70,527 (or $0.13 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $1,357 in other expense in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2003.

During the three months ended September 30, 2003, the Company amortized $357,071 of prepaid consulting expense which is being amortized over the respective service periods.

In September 2003, the Company committed to issue 100,000 shares of the Company's common stock valued at $16,000 (or $0.16 per share) to a third party for finders fees related to the convertible debentures, which was recorded as part of deferred financing costs (see Note 6).

Certain common stock purchase agreements with certain investors include a provision in which if for a period of six months from the purchase of shares the Company's common stock closing price for 5 consecutive trading days will be below $0.15 per share, the Company will issue to the investors additional shares, whereby the number of shares purchased and the additional shares, multiplied by $0.10 would be equal to the aggregate purchase price paid. As of September 30, 2003, the aggregate purchase price paid by these investors totaled $310,000 and no additional shares were required to be issued. However, the Company's common stock closing price fell below $0.15 per share for the 5 consecutive trading days ended October 3, 2003, requiring the Company to issue an additional 1,033,334 shares of common stock to those investors. Such shares represent the maximum number of shares required to be issued by the Company under the provisions of these common stock purchase agreements and were issued in the quarter ended December 31, 2003 (see Note 11).

STOCK OPTIONS

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of options and shares to acquire up to 2,533,330 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance pursuant to the 2000 Plan amendment to 4,233,330 shares. The 2000 Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2000 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2000 Plan available for grant at September 30, 2003 was 2,655,830.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of up to 10,000,000 shares of common stock in the form of options, rights to purchase common stock and stock bonuses, of which 5,000,000 shares were registered on April 25, 2003 and 5,000,000 shares were registered on June 25, 2003. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2003 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at September 30, 2003 was 3,528,861.

No options were issued or outstanding during the three months ended September 30, 2003.

Warrants

From time to time, the Company issues warrants pursuant to various employment, consulting and third party agreements.

During the three months ending September 30, 2003, the Company:

(i) issued a warrant to purchase 1,000,000 shares of the Company's common stock at $0.50 per share to a third party. The warrant expires in 5 years and vests immediately. The common stock purchase warrant agreement also includes a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $2.00 per share for the first 500,000 shares and (ii) $3.00 per share for the remaining 500,000 shares through July 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 5 consecutive trading days prior to execution of the call right.

(ii) issued a warrant to purchase 750,000 restricted shares of the Company's common stock at $0.24 per share (the fair market value of the stock on the date of grant) to one of its officers in connection with his employment agreement and recorded $0 of compensation expense as the warrant had an exercise price equal to the market value of the underlying common stock on the date of grant.

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the convertible debenture financing (see Note 6), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 13,333,333 shares of the Company's common stock as of September 30, 2003) at $0.075 per share (below the fair market value on the date of grant), expiring in five years. The fair value of the warrants was recorded as a deferred financing cost (see Note 6).

(iv) issued a warrant to purchase 2,666,667 shares of the Company's common stock as part of the commission fee in connection with the convertible debenture financing (see Note 6). The warrant has an exercise price of $0.075 per share (below the fair market value on the date of grant), expires in five years, and is valued at $596,938 using the Black-Scholes option pricing model.

Certain common stock purchase warrant agreements issued prior to the quarter ended September 30, 2003 with certain investors include a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $2.00 per share for the first 950,000 shares and
(ii) $3.00 per share for the remaining 950,000 shares through June 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 7 consecutive trading days prior to execution of the call right.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In August 2003, the Company entered into an employment agreement with one of its officers. The agreement is for a five-year term through July 31, 2008 and provides for a base salary of $250,000 per annum through October 1, 2003, $300,000 per annum through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a sign-up bonus of $75,000 payable over a seven month period, annual net profit bonus of 1.25% of the Company's net income, issuance of incentive stock options, and warrant to issue 750,000 shares of the Company's common stock at $0.24 per share (fair market value of the stock on the date of grant). Additionally, the agreement provides for a payment of $500,000 upon sale or merger of the Company, and severance payment of one year of base salary.

LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process defending this litigation and has recorded a liability of $156,400 in the accompanying consolidated balance sheet.


As of May 6, 2003, the Company has been responding to what the Company believes are unfounded allegations regarding the assignment of patent rights agreement between the patent inventor and the Company. The Company took affirmative action to speedily resolve the dispute by filing for arbitration on June 6, 2003. The Company believes that the patent inventor's claims lack any merit. Commencement of the arbitration hearing has been scheduled for December 2003. The Company intends to vigorously pursue its claims in the arbitration. Nevertheless, arbitration is uncertain, and the Company may not prevail in the arbitration and can express no opinion as to its ultimate outcome.

In October 2003, two individuals filed a lawsuit against the Company in connection with a consulting agreement and a common stock warrant purchase agreement they allegedly entered into with the Company. Attorneys for the Company have responded disavowing the validity of referenced agreements and the Company intends to have any and all claims in connection with the lawsuit dismissed.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002, the Company recorded expense of approximately $135,000 related to various related parties, including officers and /or stockholders of the Company, for consulting and other administrative services and expenses. No such expenses were incurred during the three months ended September 30, 2003, mainly because these related parties became employees of the Company under employment agreements.

Also, during the three months ended September 30, 2003, the Company issued 127,171 shares of its common stock to a stockholder for consulting services valued at $26,706.

In July 2003, the Company entered into a non-interest bearing promissory note for $112,500 with one of its shareholders, which was due on demand. In August 2003, the Company issued 1,500,000 shares of its restricted common stock to the shareholder for a full payment of this promissory note. Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 during the three months ended September 30, 2003 in the accompanying condensed consolidated statements of operations.

In November 2002, the Company entered into a non-interest bearing note, due on demand, for a purchase of certain office furniture from one of its officers for $17,500. The Company repaid this note in full in August 2003.

NOTE 10 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three months ended September 30, 2003 and 2002:

                                                     2003               2002
                                                ------------       ------------

Numerator for basic and diluted loss per
  common share - net loss                       $ (1,994,603)      $   (318,537)
                                                ============       ============



Denominator for basic and diluted loss per
  common share - weighted average shares        $ 42,865,278       $ 13,801,500
                                                ============       ============

Basic and diluted loss per common share         $      (0.05)      $      (0.02)
                                                ============       ============


NOTE 11 - SUBSEQUENT EVENTS

In October 2003, the Company received an advance of $200,000 against the $1,000,000 due at the second funding of the convertible debenture financing (see
Note 6). Consideration for this advance, among other items, included reducing the exercise price of the stock purchase warrants issued pursuant to the original Securities Purchase Agreement and a warrant to purchase 2,666,667 shares of the Company's common stock issued as part of the commission fee in connection with the convertible debenture financing (see Note 6) from $0.075 to $0.01. In addition, the Company granted to the convertible debenture purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 50,000 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as we are in compliance with our obligations under the debentures, the convertible debenture purchasers agreed to subordinate their security interests to a potential future factor lien as may be required for the Company to factor its accounts receivable.


In October 2003, the Company finalized a License Agreement which grants to the Company exclusive rights, worldwide, to sell and distribute all of the licensor's products including, but not limited to, intellectual property rights and related associated research and development efforts and FDA approvals on an H.I.V. test kit, in-vitro drug test kit and a cardiac pulmonary test kit. In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products. The Company will determine and record the value of the License Agreement in its quarter ending December 31, 2003.

The Company issued 1,033,334 shares of common stock to certain investors in connection with certain provisions in common stock purchase agreements (see Note
7). Such shares represent the maximum number of shares required to be issued by the Company under the provisions of these common stock purchase agreements.

In November 2003, the Company issued 109,094 registered shares and is committed to issue additional 218,187 registered shares of the Company's common stock under the 2003 Plan, valued at $32,728 (or $0.10 per share, which is the fair market value of the stock on the date of issuance), for settlement of accrued legal fees. The Company will record a loss on settlement of accounts payable of $6,545 in other expense in the consolidated statement of operations in the quarter ending December 31, 2003.

In November 2003, the Company issued 200,000 registered shares and is committed to issue an additional 550,000 registered shares of the Company's common stock, valued at $60,000 (or $0.08 per share, which is the fair market value of the stock) to a consultant for services performed. As of September 30, 2003, the Company recorded accrued consulting fees of $40,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet related to these consulting services performed during the three months ended September 30, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2003, and the unaudited consolidated statements of operations and cash flows for the three months ended September 30, 2003, and the related notes thereto.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Independent Auditors' Report on our June 30, 2003 financial statements, the Company has incurred losses from operations that raised substantial doubt about our ability to continue as a going concern.

GOING CONCERN

We recognize that we must generate additional revenue in order to eventually reach a level of sustained profitable operations. We are dependent on the development of effective marketing strategies for our products to customers in a competitive market coupled with the timeliness of the delivery of our products. We anticipate expanding the distribution of NICOWater (TM) which we belive will generate increased revenue to the Company. In addition, we believe that new product releases will have a significant effect on future profitability. Our plans also include obtaining additional working capital through accounts receivable financing. However, no assurances can be made that we will attain profitability and that the additional working capital will be available when needed or on terms acceptable to us. As of May 6, 2003, the Company has been responding to what the Company believes are unfounded allegations regarding the assignment of patent rights agreement between the patent inventor and the Company. The Company took affirmative action to speedily resolve the dispute by filing for arbitration on June 6, 2003. The Company believes that the patent inventor's claims lack any merit. Commencement of the arbitration hearing has been scheduled for December 2003. The Company intends to vigorously pursue its claims in the arbitration. Nevertheless, arbitration is uncertain, and the Company may not prevail in the arbitration and can express no opinion as to its ultimate outcome.

These factors, among others, raise substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, policies that are particularly significant are stock-based compensation and revenue recognition. In addition, please refer to Note 1 to the accompanying condensed consolidated financial statements for further discussion of our significant accounting policies.

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

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We are still in our initial stages of selling our new product line to customers or distributors as of September 30, 2003. Pursuant to Staff Accounting Bulletin No. 101, we deferred sales and the related costs to certain distributors as the payment terms are contingent upon customer sell-through of product, and therefore collectibility is not reasonably assured.

RESULTS OF OPERATIONS

Although we believe that we are making progress, our first quarter revenues reflect a slower entrance and expansion into the marketplace with our initial product, NICOWater(TM), than had been anticipated. We currently distribute our product through regional distributors and regional and national pharmaceutical chains however, we continue to require substantial additional funding for sales and marketing, general business overhead and the continuing research and development of products. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three months ended September 30, 2003, we had revenues of $145,467 and incurred a net loss of $1,994,603, compared to no revenue and a net loss of $318,537 during the three months ended September 30, 2002. Additional shipments to certain pharmacies in the amount of $264,165 during the current three-month period are not included as revenue and have been reflected as deferred revenue in our September 30, 2003 balance sheet. The three-month period ended September 30, 2002 was part of our development stage activities.

Cost of sales for the three-month period ended September 30, 2003 was $80,521 compared to $0 during the development stage three-month period ended September 30, 2002. General and administrative expenses for the three months ended September 30, 2003 were $1,742,010, compared to $318,537 for the three months ended September 30, 2002. The increase in expenses of $1,423,473 for the current three month period were due substantially to non-cash medical, marketing and other advisory consulting fees of $577,320, legal and accounting fees of $163,860, salaries and commissions of $347,419, insurance of $150,528 and other operating expenses of approximately $184,346. During the three-month period ended September 30, 2003, we issued 1,024,374 shares of common stock for medical, marketing and other advisory consulting services pursuant to consulting agreements. On the date of issuance the fair market value of the common stock was $229,489, of which $9,240 was prepaid consulting expense to be amortized over the respective service periods. During the three months ended September 30, 2003 and 2002, we recorded interest expense of $94,540 and $0, respectively, representing accrued interest and amortization of a discount on convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

Our  capital  requirements,  particularly  as they  relate  to the  acquisition, introduction and launch of our products and our continued testing and improvement of our products, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including costs of acquiring new products, costs to bring new products to market, the pace at which we are able to launch NICOWater(TM) or other products we may acquire, whether or not a market develops for NICOWater(TM) or for any other product we acquire and, if a market develops, the pace at which it develops.

While we have recently begun to earn revenues from the sale of NICOWater(TM), the revenues we have generated to date are not sufficient to fund our operations. In August 2003, we obtained additional capital to roll-out our product by issuing $2 million of 6% convertible debentures. We received gross proceeds of $1 million from this financing in August 2003 and an advance of $200,000 against the additional $1 million in October 2003. We will receive the remaining $800,000 in gross proceeds following the effective date of a registration statement we filed with the Securities and Exchange Commission registering the common stock underlying the debentures, although there is no assurance that the registration statement will ever be declared effective. In addition, we are currently negotiating a credit facility for accounts receivable financing. However, there is no assurance that we will obtain the accounts receivable financing. Even if we obtain the accounts receivable financing and we receive all the proceeds from the placement of our convertible debentures, there is no assurance that we will not need additional capital to become profitable. During the next 12 months, if we do not have sufficient capital to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $33,528 in cash, $358,083 in accounts receivable, $188,628 in inventories and $712,293 in prepaid expenses at September 30, 2003. Included in prepaid expenses is $137,035 in royalties net of earned royalty offsets pursuant to the agreement for the assignment of patent rights, $100,000 prepayment for the production of in-store display racks for NICOWater(TM) and $474,459 of prepaid product liability and workers compensation insurance. An additional $81,126 of prepaid expense, representing consulting services to be rendered in subsequent periods pursuant to consulting agreements for which the Company issued shares of common stock, is reflected as a reduction of stockholders' equity. Also reflected are two promissory notes receivable in the net amount of $139,500 representing consideration for the assumption of a lease liability. Deferred costs in the amount of $78,628 represent the cost of sales attributable to the $264,165 of product shipments that are reflected as deferred revenue.

Current liabilities in the amount of $2,133,365 include accounts payable and accrued expenses of $778,400, of which $289,290 are attributable to legal expenses. Also included are accrued salaries of $503,645, an installment financing payable of $422,374, a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities and deferred rent of $8,381. Convertible debentures payable in the amount of $35,616 represent the initial gross $1,000,000 funding, net of unamortized debt discount of $964,384, related to our placement of convertible debentures having a face value of $2,000,000. Deferred revenue in the amount of $264,165 represents shipments to certain pharmacies during the current three-month period designated as consigned sales and not included as revenue. We had negative working capital in the amount of $622,705 at September 30, 2003.

During the three months ended September 30, 2003, our net cash position decreased by $33,788 from a beginning balance of $67,316 as of June 30, 2003. As of September 30, 2002, we had cash of $30,644. During the three months ended September 30, 2003, we had a loss from operations of $1,677,064. We had no cash flows from investing activities and net cash flows provided by financing activities were $823,466. During this period, our operating activities utilized net cash of $857,254.

Also during the three months ended September 30, 2003, our trade accounts payable and accrued expenses increased by $641,146, due primarily to our transition from a development stage to an operating company, and our notes payable decreased by $282,500, due to our utilization of the convertible debenture funding, as compared to a decrease of $56,076 and an increase of $350,000, respectively, during the same period in 2002.

The Company does not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

Since inception, our operating and investing activities have used all cash generated from our financing activities. We anticipate continued revenues from sales of our products, however, we will have an ongoing need to raise additional capital to meet working capital requirements in order to fund the growth and development of the business.

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

Transition To Operating Company

We have transitioned from a development stage enterprise to an operating company and have only recently begun to generate revenues from sales of our initial product NICOWater(TM). All losses accumulated from inception through our last fiscal year ended June 30, 2003 have been considered as part of our development stage activities. Although we anticipate increased revenue, we will require substantial additional financing for sales and marketing, general business overhead, continuing research and development and obtaining regulatory approval for and the commercialization of products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

INCREASE IN AUTHORIZED COMMON SHARES

On October 8, 2003, we filed a Definitive Form 14C with the Securities and Exchange Commission stating that our Board of Directors and shareholders of record as of the close of business on September 22, 2003 holding a majority of the total number of outstanding shares consented to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000. The par value of each such share of common stock was changed to $0.001 per share. The Certificate of Amendment of Certificate of Incorporation has been filed with the Secretary of the State of Delaware.

ITEM 3. CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Forward Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions, including, without limitation, the risks and uncertainties concerning our recent reorganization, our present financial condition, the availability of additional capital as and when required, general economic conditions and the risks and uncertainties discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation". Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 6, 2003, the Company has been responding to what the Company believes are unfounded allegations regarding the assignment of patent rights agreement between the patent inventor and the Company. The Company took affirmative action to speedily resolve the dispute by filing for arbitration on June 6, 2003. The Company believes that the patent inventor's claims lack any merit. Commencement of the arbitration hearing has been scheduled for December, 2003. The Company intends to vigorously pursue its claims in the arbitration. Nevertheless, arbitration is uncertain, and the Company may not prevail in the arbitration and can express no opinion as to its ultimate outcome.

In October 2003, the Company was served by Thomas A. Slamecka and Michael T. Pieniazek in the Circuit Court of Cook County, Illinois with a Summons and Complaint in connection with a consulting agreement and a common stock warrant purchase agreement entered into with the Company. The plaintiffs allege that the services were provided, and have asked the Court to order the Company to issue the common stock. Other than attorney's fees and costs, the plaintiffs have not asked for monetary damages. Attorneys for the Company have responded disavowing the validity of the agreements. The Company intends to vigorously defend this action.

Item 2. Changes in Securities and Use of Proceeds.

Certain common stock purchase agreements with certain investors include a provision in which, if for a period of six months from the purchase of shares the Company's common stock closing price for 5 consecutive trading days falls below $0.15 per share, the Company will issue to the investors additional shares, whereby the number of shares purchased and the additional shares, multiplied by $0.10 would be equal to the aggregate purchase price paid. As of September 30, 2003, the aggregate purchase price paid by these investors totaled $310,000 and no additional shares were required to be issued. However, the Company's common stock closing price fell below $0.15 per share for the 5 consecutive trading days ended October 3, 2003, requiring the Company to issue an additional 1,033,334 shares of common stock to those certain investors. Such shares will be issued upon receipt by the Company of verification by the Secretary of State of Delaware that the Company's filing of a Certificate of Amendment of Certificate of Incorporation increasing the Company's authorized common stock to 300,000,000 shares was accepted by the Secretary of State. These securities are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

In July 2003, the Company issued 1,000,000 shares of its common stock for cash of $150,000 and a warrant to purchase 1,000,000 shares of the Company's common stock to William J. Ritger, an accredited individual. The warrant term is five years and the exercise price is $0.50 per share. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In August 2003, the Company issued 1,500,000 shares of its common stock to SBI USA LLC, one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In August 2003, the Company issued 127,171 shares of its common stock to SBI USA LLC, one of its shareholders, in exchange for services rendered. The value of the services received was determined by the Board of Directors to be $26,706 (or $0.21 per share), which was the weighted average fair market value of the common stockon the dates the services were performed. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In August 2003, the Company committed to issue 100,000 shares of its common stock as a finder's fee to Shai Stern in connection with the convertible debenture financing. The value of the common stock was determined by the Board of Directors to be $0.08 per share. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In August 2003, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000. The debentures are due to be paid on August 22, 2006. The debentures are convertible at the option of the holders into shares of the Company's common stock at $0.075 with a forced conversion option by the Company if certain closing prices are attained. In connection with the Securities Purchase Agreement, we also issued warrants to purchase 13,333,333 shares of the Company's common stock at an exercise price of $0.075 per share to these investors. The warrant exercise price was reduced to $0.01 in October 2003. The term of the warrants is five years. These securities were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In August 2003, we also issued a warrant to HPC Capital Management to purchase 2,666,667 shares of the Company's common stock as part of the commission fee paid in connection with the placement of the convertible debentures. The warrant had an exercise price of $0.075 per share, which was reduced to $0.01 per share in October 2003, and expires in five years. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In August 2003, the Company issued a warrant to purchase 750,000 shares of the Company's common stock at $0.24 per share (the fair market value of the stock on the date of grant) to Norman A. Kunin, the Company's Chief Financial Officer in connection with his employment agreement. The term of the warrant is five years. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 8, 2003 the Company filed a Definitive Form 14C with the Securities and Exchange Commission stating that the Company's Board of Directors and shareholders of record as of the close of business on September 22, 2003 holding a majority of the total number of outstanding shares had consented to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000. The par value of each such share of common stock was reduced to $0.001 per share. The Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of the State of Delaware on November 3, 2003.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

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

3.11 Certificate of Amendment to Certificate of Incorporation, dated as of November 3, 2003, filed herewith.

3.12 By-Laws of MoneyZone.com, Inc., incorporated by reference to Registration Statement on Form 10-SB (File No. 0-25022), dated as of October 27, 1994.

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

10.1 Employment Agreement dated August 4, 2003 between the registrant and Norman Kunin, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

10.2 Common Stock Purchase Warrant dated August 4, 2003 issued to Norman A. Kunin, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

10.3 Securities Purchase Agreement dated August 19, 2003 between the registrant and various holders of the registrant's convertible debentures, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

10.4 Registration Rights Agreement dated August 19, 2003 between the registrant and various holders of the registrant's convertible debentures, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

10.5 Warrant dated August 19, 2003 between the registrant and various holders of the registrant's convertible debentures, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

10.6 6% Convertible Debenture entered into by the registrant and various holders on August 22, 2003, incorporated by reference to our Annual Report on Form 10-KSB (File No. 000-25022) dated as of September 19, 2003.

31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.3 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

(b)  Reports on Form 8-K

On August 4, 2003 the Company filed a Current Report indicating that it intended to file a restraining order against Platinum Products LLC and to enforce its exclusive license agreement with Marshall Anlauf Thompson, the holder of the patent for NICOWater.

On August 27, 2003 the Company filed a Current Report disclosing the receipt of $1,000,000 in proceeds from the sale of its 6% Convertible Debentures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QT 5, INC.



                                 By:/s/ Steven Reder
                                       -----------------------------------------
Date:  November 12, 2003                Steven Reder, President




                                 By:/s/ Norman A. Kunin
                                       -----------------------------------------
Date:  November 12, 2003                Norman A. Kunin, Chief Financial Officer