Form 10QSB
period 2003-12-31
QT 5 INC
filed 2004-02-17
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2003

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

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 12, 2004 was 105,235,640.

                                   QT 5, INC.

                              INDEX TO FORM 10-QSB

                                                                                         Page
Part I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Consolidated Balance Sheet at December 31, 2003 (Unaudited)                2
               Consolidated Statements of Operations for the Three and Six Months
                  Ended December 31, 2003 and 2002 (Unaudited)                            3
               Consolidated Statements of Cash Flows for the Six Months Ended
                  December 31, 2003 and 2002 (Unaudited)                                  4
               Notes to Consolidated Financial Statements                                 6
         Item 2. Management's Discussion and Analysis                                    15
         Item 3. Controls and Procedures                                                 18

Part II-- OTHER INFORMATION
         Item 1.  Legal Proceedings                                                      18
         Item 2.  Change in Securities and Use of Proceeds                               18
         Item 3.  Defaults Upon Senior Securities                                        19
         Item 4.  Submission of Matters to a Vote of Securities Holders                  19
         Item 5.  Other Information                                                      19
         Item 6.  Exhibits and Reports on Form 8-K                                       19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   QT 5, Inc.
                           Consolidated Balance Sheet

                               December 31, 2003
                                   (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                      $     58,478
    Accounts receivable, net of allowance for doubtful
      accounts of $9,415                                                 10,842
    Notes receivable, net of allowance of $69,750                        69,750
    Other prepaid expenses                                               31,043
                                                                   ------------
         Total current assets                                           170,113
                                                                   ------------

Property and equipment, net of accumulated depreciation
 of $7,485                                                               27,893
Deferred financing cost, net of accumulated amortization
 of $67,184                                                             462,435
License                                                                 358,684
Other assets                                                             15,537
                                                                   ------------

         Total assets                                              $  1,034,662
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          $    745,780
    Accrued salaries                                                    584,755
    Lease liability                                                     156,400
    Accrued legal fees                                                  150,000
    Deferred rent expense                                                 7,422
                                                                   ------------
         Total current liabilities                                    1,644,357

Convertible debentures payable, net of unamortized
  debt discount of $237,432                                             462,568
                                                                   ------------

         Total liabilities                                            2,106,925
                                                                   ------------

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock; $0.001 par value; 300,000,000 shares
      authorized; 76,533,436 shares issued and
      outstanding                                                        76,553
    Additional paid-in capital                                       14,466,445
    Prepaid consulting expense                                          (38,194)
    Accumulated deficit                                             (15,577,067)
                                                                   ------------
         Total stockholders' equity (deficit)                        (1,072,263)
                                                                   ------------

                                                                   $  1,034,662
                                                                   ============

See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                         December 31,                         December 31,
                                                ------------------------------      ------------------------------
                                                   2003               2002              2003              2002
                                                ------------      ------------      ------------      ------------
Revenue                                         $     44,937      $         --      $    190,404      $         --

Costs and expenses:
    Cost of sales                                     27,841                --           108,362                --
    General and administrative                     1,674,050           384,546         3,416,060           703,083
    Impairment loss                                  687,648                --           687,648                --
                                                ------------      ------------      ------------      ------------

Loss from operations                              (2,344,602)         (384,546)       (4,021,666)         (703,083)

Other expense:
    Interest expense                              (1,044,666)               --        (1,341,706)               --
    Other                                             (7,420)               --           (27,919)               --
                                                ------------      ------------      ------------      ------------

Net loss                                        $ (3,396,688)     $   (384,546)     $ (5,391,291)     $   (703,083)
                                                ============      ============      ============      ============

Basic and diluted net loss per common share     $      (0.06)     $      (0.02)     $      (0.11)     $      (0.04)
                                                ============      ============      ============      ============

Basic and diluted weighted average shares
  outstanding                                     56,346,891        18,455,745        49,601,771        18,405,597
                                                ============      ============      ============      ============

See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Six Months
                                                                  Ended December 31,
                                                            ----------------------------
                                                               2003              2002
                                                            -----------      -----------
                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities
   Net loss                                                 $(5,391,291)     $  (703,083)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              3,448            3,548
       Amortization of debt discount and deferred
         financing cost                                       1,104,419               --
       Amortization of prepaid compensation                      42,932               --
       Loss on issuance of shares for settlement
         of accounts payable                                     27,919               --
       Interest expense on issuance of shares for
         settlement of note payable to a related party          202,500               --
       Stocks and options issued for services                   873,668               --
       Write-off of note receivable - related party              69,750               --
       Write-off of inventory and intellectual property
         and accrued legal fees                                 488,893               --
       Changes in operating assets and liabilities:
          Accounts receivable                                    84,384               --
          Inventories                                          (205,476)              --
          Deferred costs                                         21,551               --
          Prepaid expenses and other assets                     175,879               --
          Accounts payable and accrued expenses                 474,923           39,480
          Accrued salaries                                      331,255               --
          Deferred revenue                                      (86,184)              --
          Deferred rent expense                                  (3,478)            (301)
                                                            -----------      -----------

            Net cash used in operating activities            (1,784,908)        (660,356)
                                                            -----------      -----------
Cash flows used in investing activities
   Purchase of property and equipment                                --           (8,451)
                                                            -----------      -----------

Cash flows from financing activities
   Proceeds from sale of stock                                  150,000               --
   Proceeds from exercise of warrants                            80,000               --
   Payments on notes payable to related parties                 (67,500)              --
   Payments on notes payable                                   (215,000)              --
   Payments on installment financing                            (46,930)              --
   Proceeds from notes payable                                       --          300,000
   Proceeds from convertible debentures, net of
    cash costs of $237,000                                    1,763,000               --
   Proceeds from notes payable to related
    parties                                                     112,500           50,000
   Capital contribution                                              --          300,000
                                                            -----------      -----------

            Net cash provided by financing
               activities                                     1,776,070          650,000
                                                            -----------      -----------

Net decrease in cash                                             (8,838)         (18,807)

Cash, beginning of period                                        67,316           62,391
                                                            -----------      -----------

Cash, end of period                                         $    58,478      $    43,584
                                                            ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                Consolidated Statements of Cash Flows (continued)


                                                             For the Six Months
                                                              Ended December 31,
                                                      ---------------------------------
                                                          2003               2002
                                                      --------------     --------------
                                                       (Unaudited)        (Unaudited)
Supplemental disclosure of cash flow information:
   Installment financing payable and prepaid
    insurance recorded for insurance premium
    financed                                          $      431,908     $           --
                                                      ==============     ==============
   Common stock issued as prepaid consulting
    services                                          $        9,240     $           --
                                                      ==============     ==============
   Cancellation of financed insurance                 $      375,444     $           --
                                                      ==============     ==============
   Amortization of prepaid consulting expense         $      400,003     $           --
                                                      ==============     ==============
   Debt discount recognized related to
    convertible debentures                            $    1,274,667     $           --
                                                      ==============     ==============
   Common stock issued for settlement of
    accounts payable                                  $      255,510     $           --
                                                      ==============     ==============
   Common stock issued for settlement of
    note payable to a related party                   $      112,500     $           --
                                                      ==============     ==============
   Common stock issued in connection with
    deferred financing cost                           $       16,000     $           --
                                                      ==============     ==============
   Warrant issued in connection with deferred
    financing cost                                    $      276,619     $           --
                                                      ==============     ==============
   Common stock issued in connection with license
    agreement                                         $      358,684     $           --
                                                      ==============     ==============
   Furniture purchased under a note payable
     to related party                                 $           --     $       17,500
                                                      ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
     Notes to Unaudited Consolidated Financial Statements December 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

The Company is currently the licensee of various quick test devices and quantitative testing analyzers which it is preparing to bring to market. In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC. Under this agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, an HIV 1&2 test is pending phase 3 clearance by the FDA. During the next 12 months, the Company expects to submit tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products (see Note 5).

On April 7, 2002 the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 (the "Agreement") relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM).

In May 2003, Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 23, 2003. The results of the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of QT 5, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $3,396,688 and $5,391,291 during the three and six months ended December 31, 2003, respectively, only had $44,937 and $190,404 of revenue during the three months and six months ended December 31, 2003 respectively, and had a cash balance of $58,478 at December 31, 2003. In addition, the Company had an accumulated deficit of $15,577,067 and negative working capital of $1,474,244 and on January 8, 2004 has lost its NICO patent rights for its only revenue-generating product (see Note 5) at December 31, 2003. The Company is now commencing the marketing and sales of its new disease and drug quick-test products and management recognizes that the Company must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for its new products. The Company anticipates that certain of its new product line may enter the market in second calendar quarter of 2004 and management believes that revenues generated by this product could lead to future profitability. Also, in November 2003, the Company completed an accounts receivable financing facility with AeroFund Financial which enables it to finance approved customer invoices to a maximum of $1,500,000 at any given time. Although the Company is currently in default of this financing agreement, caused by the loss of its NICO patent and non-payment by certain customers, the Company intends to cure the default and anticipates utilizing this financing, when and if required, in connection with future sales of new product. Also, in February 2004 management successfully obtained additional capital through a $1 million sale and issuance of 6% convertible debentures with an original issuance discount of 25%, from which the Company received initial gross proceeds of $350,000 on February 12 , 2004 with an additional $150,000 anticipated on or about February 20, 2004 and the $250,000 balance of which is scheduled to be paid following the effective date of a registration statement (which the Company anticipates filing with the Securities and Exchange Commission in February 2004) covering the common stock underlying the debentures and related warrants. However, no assurance can be given that the accounts receivable financing facility will remain available and the balance of the convertible debenture funding will be consummated as contemplated or will generate sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realizability of inventories, deferred costs, license agreement, and long-lived assets, collectibility of receivables, and the valuation allowance on deferred tax assets.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2003, there was no uninsured cash balance.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2003, management of the Company has written off the unamortized value of Intellectual Property Rights totaling $44,854 (see Note 6) related to the NICO Patent which was lost on January 8, 2004.

INCREASE IN AUTHORIZED SHARES AND CHANGE IN PAR VALUE

On October 8, 2003, the Company filed a Definitive Form 14C with the Securities and Exchange Commission stating that the Company's Board of Directors and shareholders of record as of the close of business on September 22, 2003, holding a majority of the total number of outstanding shares, have consented to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000. The par value of each such common stock shall be $0.001 per share. The Company filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, in accordance with federal security laws, on November 3, 2003, and these changes have been reflected in the accompanying December 31, 2003 consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of its products to customers. The Company was still in its initial stages of selling the new product line to customers or distributors as of December 31, 2003. Pursuant to Staff Accounting Bulletin No. 101, the Company was deferring its sales and corresponding cost of sales to certain distributors as the payment terms were contingent upon customer sell-through of product and therefore collectibility of these receivables was not reasonably assured. As all sales activity was terminated due to the loss of the Company's NICO Patent on January 8, 2004, the Company reversed all deferred sales of $269,100 against accounts receivable and the corresponding cost of sales of $80,109 against inventory during the three months ended December 31, 2003. The Company also wrote off sales and cost of sales of $58,459 and $31,802, respectively, to impairment loss in the accompanying consolidated statements of operations for the three months ended December 31, 2003.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $237,000 and $31,000 for the three months ended December 31, 2003 and 2002, respectively, and $376,000 and $72,000 for the six months ended December 31, 2003 and 2002, respectively.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. During the three and six months ended December 31, 2003 and 2002, no compensation expense was recognized in the accompanying consolidated statements of operations for options or warrants issued to employees pursuant to APB 25, as all options or warrants granted in fiscal 2003 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

                                              Three Months Ended                 Six Months Ended
                                                 December 31,                      December 31,
                                         ----------------------------      ----------------------------
                                            2003             2002             2003            2002
                                         -----------      -----------      -----------      -----------
Net loss as reported                     $(3,396,688)     $  (384,546)     $(5,391,291)     $  (703,083)

Deduct:
  Total stock-based employee
    compensation expense under
    APB 25                                        --               --               --               --

Add:
  Total stock-based employee
    compensation under fair value
    based method for all awards, net
    of related tax effects                  (111,185)              --         (111,185)              --
                                         -----------      -----------      -----------      -----------

Pro forma net loss                       $(3,507,873)     $  (384,546)     $(5,502,476)     $  (703,083)
                                         ===========      ===========      ===========      ===========

Basic and diluted loss per share,
  as reported                            $     (0.06)     $     (0.02)     $     (0.11)     $     (0.04)
                                         ===========      ===========      ===========      ===========

Basic and diluted loss per share,
  pro forma                              $     (0.06)     $     (0.02)     $     (0.11)     $     (0.04)
                                         ===========      ===========      ===========      ===========


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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 16,035,613 and 0 as of December 31, 2003 and 2002, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the periods ended December 31, 2003 and 2002.

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

ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE AND INVENTORIES

Due to the Company's loss of the NICO Patent and the Company's subsequent decision to stop marketing NICOWater(TM) (see Note 1), the Company's product NICOWater(TM) could no longer be sold and the Company wrote off accounts receivable from certain customers and its inventories of raw materials and finished goods in the aggregate amount of $37,075 and $294,039, respectively, to impairment loss which is reflected in the accompanying condensed statements of operations for the three months ended December 31, 2003.

NOTE 3 - DUE FROM INSURANCE COMPANIES

The Company financed its product liability insurance premiums totaling $431,908 in August 2003. The principal amounts had interest at 7.85% per annum and were payable in equal monthly installments totaling $46,930 through May 1, 2004. The related product liability policies were cancelled effective October 31, 2003, in favor of one replacement policy at a substantially reduced annual premium, resulting in recording a receivable balance from the insurance companies of $30,000 in other prepaid expenses in the accompanying balance sheet as of December 31, 2003. The cancellation resulted in an elimination of the financing payable and related prepaid expense of $375,444. The replacement policy premium was collaterized by a letter of credit, which required the Company to maintain a restricted cash balance of $25,000, which is reflected in cash and cash equivalents in the accompanying balance sheet as of December 31, 2003. This policy was also cancelled in January 2004 as a result of the Company's loss of the NICO Patent and the inability to sell NICOWater(TM). The Company anticipates obtaining new product liability insurance covering the sale of its new products when they are brought to market.

NOTE 4 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone.com, Inc. ("Moneyzone"), an entity that the Company merged with and into in January 2003. These notes accrue interest at a rate of 4% per annum and were payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 10) and other remaining accounts payable of Moneyzone assumed in the merger. Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amount. These notes are secured by 399,000 shares of the Company's common stock owned by former stockholders. As the collection of the notes is not reasonably assured, the Company reserved $69,750 of the notes receivable balance during the three months ended December 31, 2003. Thus, the remaining balance of notes receivable as of December 31, 2003 is $69,750.

NOTE 5 - LICENSE

In October 2003, the Company entered into a License Agreement of Intellectual Property (the "License") with VMM, LLC (see Note 1). In consideration for the License, the Company released 3,260,760 previously issued shares of its common stock from escrow valued at $358,684 (or $0.11 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the License Agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement. The Company will begin the amortization of the License at the time the required regulatory clearances will be obtained and the License Agreement becomes effective. The Company anticipates to amortize the License over the estimated useful life of five years using a straight-line method.


NOTE 6 - PATENT AND ROYALTY FEE

On April 7, 2002, the Company entered into an Agreement relating to the formulation of nicotine water-based products (see Note 1). The Agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. In consideration thereof, the Company issued 133,000 shares of its common stock valued at $50,000 (or $0.376 per share, which was management's estimate of the fair market value of its common stock on the date the patent was assigned). The cost of the patent had been amortized over the patent's remaining useful life of 17 years. In addition, the Company agreed to pay the original patent holder royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the patent, for the remaining life of the patent. In June 2002, the Company prepaid royalties through the issuance of 399,000 shares of its common stock valued at $150,000 (or $0.376 per share, which was management's estimate of the fair market value of its common stock on the date the shares were issued) in lieu of meeting the minimum performance requirement of the first year. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings, which the Company began shipping in May 2003.

During the three and six months ended December 31, 2003, the Company recorded $(3,431) and $9,534 respectively, of royalty expense in the accompanying condensed consolidated statements of operations. Due to the Company's loss of the NICO Patent (see Note 1), the Company wrote off the unamortized portion of the Intellectual Property Rights related to the NICO Patent of $44,854 and the balance of prepaid royalties of $135,023 to impairment loss in the accompanying condensed statements of operations for the three months ended December 31, 2003.

NOTE 7 - NOTES PAYABLE

In June 2003, the Company entered into a Settlement Agreement and Mutual General Releases with certain third party note holders and related parties, mutually releasing all parties from any and all claims arising out of or related to certain convertible promissory notes and bridge loan (the "Previous Notes"), and executed and delivered new Secured Notes and Security Agreements (the "New Notes") in the aggregate principal amount of $265,000. The New Notes superseded the Previous Notes, bearing interest at the rate of 12% per annum with the entire amount, including principal and accrued interest, due and payable on December 1, 2003. The New Notes were secured by a pledge and first and second priority security interest in all of the tangible and intangible assets of the Company, and included certain non-financial covenants and events of default, among other items, such as the Company's failure to ship in any calendar month at least 10,000 cases of NICOWater(TM) and generate gross sales of at least $280,000 from the sale of NICOWater(TM) in any month.

In August 2003, the Company prepaid the notes payable and notes payable to related parties in the entire principal amounts of $215,000 and $50,000, respectively, plus accrued interest of $5,760 for an aggregate amount of $270,760 and has received full collateral releases from the noteholders.

NOTE 8 - CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000. The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined. On October 15, 2003, the holders advanced $200,000 of the remaining $1,000,000 in gross proceeds prior to the date they were required to do so. In November 2003, the Company received the remaining $800,000 in gross proceeds due at the second closing. The debenture is payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The debenture is convertible at the option of the holder into shares of the Company's common stock at $0.075 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. The debentures also require that, in the event that the Company loses its patent relating to NICOWater(TM), the conversion price shall thereafter equal the lesser of (A) the Set Price and (B) 60% of the average of the 5 closing prices for the 5 trading days immediately prior to the applicable conversion date. The holders have agreed that such price will be fixed at $0.01 per share. The Company intends to register additional shares of common stock to cover such additional conversion shares. As of December 31, 2003, a total of $1,300,000 of the convertible debentures was converted into 17,333,332 shares of the Company's common stock.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 13,333,333 shares of the Company's common stock at an exercise price of $0.075 per share (see Note 9). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of the warrants to purchase 13,333,333 shares of the Company's common stock and a warrant to purchase 2,666,667 shares of the Company's common stock issued as part of the commission fee in connection with the convertible debenture financing (see below) from $0.075 to $0.01. In addition, the Company granted to the convertible debenture purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 50,000 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as the Company is in compliance with their obligations under the debentures, the convertible debenture purchasers agreed to subordinate their security interests to a factor lien as was required for the Company to factor its accounts receivable.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the debentures, the Company has recorded a debt discount of $1,274,667. The Company is amortizing the discount using the effective interest method through August 2006 and immediately recording the corresponding unamortized debt discount as interest expense when the related debenture is converted into the Company's common stock. During the three and six months ended December 31, 2003, the Company recorded interest expense related to the amortization of the debt discount and conversion of debentures totaling
$67,184 and $1,037,235, respectively.

On August 19, 2003, the Company also issued warrants to purchase 2,666,667 shares of the Company's common stock as part of the commission fee in connection with the convertible debentures. The warrants had an exercise price of $0.075 per share and expire in five years. The Company recorded the value of the warrant of $596,938 (under the Black-Scholes pricing model) as an issuance cost, which was included in the deferred financing cost in the accompanying condensed consolidated balance sheet. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price from $0.075 to $0.01. As a result, the Company recorded a decrease in issuance cost of $320,319 (under the Black-Scholes pricing model) from the original value of the warrant of $596,938 during the quarter ended December 31, 2003. During the six months ended December 31, 2003, the Company incurred other issuance costs totaling $237,000 and an additional $16,000 related to the issuance of the Company's common stock for finders fees (see Note 9), which were all recorded as deferred financing cost in the accompanying condensed consolidated balance sheet. The Company is amortizing the deferred financing cost using the straight-line method, adjusted prospectively for the reduction in the warrant value as discussed above, through August 2006 and recorded interest expense related to the amortization of the deferred financing cost of $40,118 and $67,184 during the three and six months ended December 31, 2003, respectively.

NOTE 9 - STOCKHOLDERS' DEFICIT

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

In August 2003, the Company issued 206,000 shares of the Company's common stock under the 2003 Plan, valued at $48,320 (or $0.23 per share, which is the fair market value of the stock on the dates of issuance), to two consultants for services performed.

In August 2003, the Company issued 283,590 shares of the Company's common stock under the 2003 Plan, valued at $79,405 (or $0.28 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $19,142 other expense in the accompanying condensed consolidated statements of operations for the six months ended December 31, 2003.

In August 2003, the Company issued 1,500,000 shares of its restricted common stock to one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003 (see Note 11). Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 in the accompanying consolidated statements of operations during the six months ended December 31, 2003.

In August 2003, the Company issued 127,171 shares of its restricted common stock to one of its shareholders valued at $26,706 (or $0.21 per share, which is the weighted average fair market value on the dates the services were performed) for consulting services performed.

In September 2003, the Company issued 670,773 shares of the Company's common stock under the 2003 Plan, valued at $113,333 (or $0.17 per share, which is the fair market value of the stock on the dates of issuance) for consulting services rendered.

In September 2003, the Company issued 542,513 shares of the Company's common stock under the 2003 Plan, valued at $70,527 (or $0.13 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $1,357 in other expense in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2003.

In September 2003, the Company committed to issue 100,000 shares of the Company's common stock valued at $16,000 (or $0.16 per share) to a third party for finders fees related to the convertible debentures, which was recorded as part of deferred financing costs (see Note 8). The Company issued the shares in November 2003.

In November 2003, the Company issued 381,829 shares of the Company's common stock under the 2003 Plan, valued at $32,948 (or $0.09 per share, which is the fair market value of the stock on the date of issuance), for settlement of accrued legal fees. The Company recorded a loss on settlement of accounts payable of $6,761 in other expense in the consolidated statement of operations in the three months ended December 31, 2003.

Certain common stock purchase agreements with certain investors included a provision in which, if for a period of six months from the purchase of shares, the Company's common stock closing price for 5 consecutive trading days will be below $0.15 per share, the Company will issue to the investors additional shares, whereby the number of shares purchased and the additional shares, multiplied by $0.10 would be equal to the aggregate purchase price paid. As of December 31, 2003, the aggregate purchase price paid by these investors totaled $310,000. For the five consecutive trading days ended October 3, 2003, the Company's common stock closing price fell below $0.15 per share, requiring the Company to issue the 1,033,334 shares of common stock to those investors, which were issued in November 2003. Such shares represent the maximum number of shares required to be issued by the Company under the provisions of these common stock purchase agreements.

In November 2003, the Company issued 1,945,476 shares of the Company's common stock under the 2003 Plan and 93,750 shares of the Company's restricted common stock, valued at a total of $183,138 (or $0.09 per share, which is the fair market value of the stock on the dates of issuance), to consultants for services performed.

In November 2003, the Company issued 83,136 shares of the Company's restricted common stock , valued at $6,651 ( or $0.08 per share, which is the fair market value of the stock on the date of issuance), in satisfaction of an accounts payable in the amount of $20,656. The Company recorded a gain on settlement of accounts payable of $14,005 in other expense in its accompanying condensed statement of operations.

In November 2003, the Company issued 9,883,333 shares of the Company's previously registered common stock, valued at $741,250 (or $0.075 per share, which is the conversion rate pursuant to the terms of the 6% convertible debentures), to holders of the Company's 6% convertible debentures (see Note 8).

In November 2003, the Company issued 666,667 shares of the Company's previously registered common stock for $6,667 in cash in connection with the exercise of warrants which were issued in connection with the Securities Purchase Agreement (see Note 8).

In December 2003, the Company issued 7,449,999 shares of the Company's previously registered common stock, valued at $558,750 (or $0.075 per share which is the conversion rate pursuant to the terms of the 6% convertible debentures), to holders of the Company's 6% convertible debentures (see Note 8).

In December 2003, the Company issued 7,333,334 shares of the Company's previously registered common stock for $73,333 in cash in connection with the exercise of warrants which were issued in connection with the Securities Purchase Agreement (see Note 8).

In December 2003, the Company issued 663,408 shares of the Company's common stock under the 2003 Plan and 760,322 shares of the Company's restricted common stock, valued at a total of $113,898 (or $0.08 per share, which is the fair market value of the stock on the date of issuance), for legal retainer and settlement of accrued legal fees. The Company recorded a loss on settlement of accounts payable of $14,664 in other expense in the consolidated statement of operations in the three months ended December 31, 2003.

In December 2003, the Company issued 596,818 shares of the Company's common stock under the 2003 Plan and 100,000 shares of the Company's restricted common stock, valued at a total of $51,609 (or $0.07 per share, which is the fair market value of the stock on the dates of issuance), to consultants for services performed.

In December 2003, the Company issued 20,000 shares of the Company's common stock under the 2003 Plan, valued at $1,600 (or $0.08 per share, which is the fair market value of the stock on the date of issuance), to an employee as additional compensation.

During the three and six months ended December 31, 2003, the Company amortized $105,224 and $462,295, respectively, of prepaid consulting expense which is being amortized over the respective service periods.

STOCK OPTIONS

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of options and shares to acquire up to 2,533,330 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance pursuant to the 2000 Plan amendment to 4,233,330 shares. The 2000 Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2000 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2000 Plan available for grant at December 31, 2003 was 2,055,830.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of up to 10,000,000 shares of common stock in the form of options, rights to purchase common stock and stock bonuses, of which 5,000,000 shares were registered on April 25, 2003 and 5,000,000 shares were registered on June 25, 2003. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2003 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at December 31, 2003 was 271,330.

No options were issued or outstanding during the six months ended December 31, 2003.

WARRANTS

From time to time, the Company issues warrants pursuant to various employment, consulting and third party agreements.

During the six months ended December 31, 2003, the Company:

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

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the convertible debenture financing (see Note 8), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 13,333,333 shares of the Company's common stock as of December 31, 2003) at $0.075 per share (below the fair market value on the date of grant), expiring in five years. The fair value of the warrants was recorded as a deferred financing cost (see Note 8). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of these warrants from $0.075 to $0.01 (see Note 8).

(iv) issued a warrant to purchase 2,666,667 shares of the Company's common stock as part of the commission fee in connection with the convertible debenture financing (see Note 8). The warrant had an exercise price of $0.075 per share (below the fair market value on the date of grant), expires in five years, and is valued at $596,938 using the Black-Scholes option pricing model. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of this warrant from $0.075 to $0.01. As a result, the Company recorded a decrease in issuance cost of $320,319 from the original value of the warrant of $596,938 during the quarter ended December 31, 2003 (see Note 8).

Certain common stock purchase warrant agreements issued prior to the six months ended December 31, 2003 with certain investors include a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $2.00 per share for the first 950,000 shares and (ii) $3.00 per share for the remaining 950,000 shares through June 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 7 consecutive trading days prior to execution of the call right.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process of defending this litigation and has recorded a liability of $156,400 in the accompanying consolidated balance sheet.

On April 7, 2002 the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM).

In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold. The Company is in the process of negotiating the settlement as a result of the arbitration and is liable for reimbursement of the opposing party's attorneys fees, an amount which has not yet been determined. The Company accrued legal fees of $150,000 which is an estimate of fees related to the arbitration and is reflected in impairment loss in the accompanying consolidated statement of operations for the three months ended December 31, 2003.

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

INDEMNITIES AND GUARANTEES

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers employees and agents to the maximum extent permitted under the laws of the State of Delaware. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2002, the Company recorded expense of approximately $135,000 related to various related parties, including officers and /or stockholders of the Company, for consulting and other administrative services and expenses. No such expenses were incurred during the six months ended December 31, 2003, mainly because these related parties became employees of the Company under employment agreements.

Also, during the six months ended December 31, 2003, the Company issued 127,171 shares of its common stock to a stockholder for consulting services valued at $26,706.

In July 2003, the Company entered into a non-interest bearing promissory note for $112,500 with one of its shareholders, which was due on demand. In August 2003, the Company issued 1,500,000 shares of its restricted common stock to the shareholder for a full payment of this promissory note. Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 during the six months ended December 31, 2003 in the accompanying condensed consolidated statement of operations.

In November 2002, the Company entered into a non-interest bearing note, due on demand, for a purchase of certain office furniture from one of its officers for $17,500. The Company repaid this note in full in August 2003.

NOTE 12 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and six months ended December 31, 2003 and 2002:

                                                 Three Months Ended                  Six Months Ended
                                                     December 31,                        December 31,
                                           ------------------------------      ------------------------------
                                                  2003             2002             2003            2002
                                           ------------      ------------      ------------      ------------
Numerator for basic and diluted loss
  per common share - net loss              $ (3,396,688)     $   (384,546)     $ (5,391,291)     $   (703,083)
                                           ============      ============      ============      ============

Denominator for basic and diluted loss
  per common share - weighted
  average shares                             56,346,891        18,455,745        49,601,771        18,405,597
                                           ============      ============      ============      ============

Basic and diluted loss per common
  share                                    $      (0.06)     $      (0.02)     $      (0.11)     $      (0.04)
                                           ============      ============      ============      ============


NOTE 13 - SUBSEQUENT EVENTS

On February 12, 2004, the Company entered into a financing with several investors for the issuance of up to $1,000,000 in 6% Convertible Debentures with an original issuance discount of 25%. The funds will be received and the debentures will be issued in two closings. The first closing, pursuant to which the Company received gross proceeds of $350,000 in financing, took place on February 12, 2004 with $150,000 anticipated by February 20, 2004. The second closing, pursuant to which the Company will receive an additional $250,000 in gross proceeds, will take place immediately after a registration statement registering the shares in connection with the financing is declared effective. The debentures have a term of two years. Interest is payable quarterly. The Company may choose to pay the interest with shares of its common stock, so long as there is an effective registration statement covering the sale of the common stock issued for the interest payment, the Company's common stock is listed on a Principal Market, as defined in the debenture, and has enough authorized but unissued shares of common stock available to issue all the shares that could be issued in conjunction with the placement of the debentures. At any time after the original issue date, the debenture may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the debenture to be converted by the Set Price. The Set Price is defined as $0.01. The Company has reserved 100,000,000 shares of its common stock to cover the conversion of the debentures.

In conjunction with the 6% Convertible Debentures that were offered in the private offering dated February 12, 2004 we also issued warrants (the "Debenture Warrants"). The Debenture Warrants were issued at the first closing and were immediately exercisable following the first closing at a price of $0.01 per share. The Debenture Warrants expire five years from the date of issuance. By exercising the Debenture Warrants, each holder of the 6% Convertible Debentures is entitled to purchase a number of shares of common stock equal to one-half of the number of shares of common stock into which the shareholder may convert the debenture. The Company has reserved 50,000,000 shares of our common stock, the number of shares that may be purchased through the exercise of the Debenture Warrants. In connection with the issuance of detachable warrants and the beneficial conversion feature of the debentures, the Company anticipates to record a debt discount up to the amount of proceeds received.

On February 3, 2004, the Company received a letter of default and demand for reimbursement in the sum of $26,870 from AeroFund Financial, with whom the Company has an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which AeroFund had advanced funds to the Company. The non-payment, in turn, was caused by the Company's loss of the NICO Patent and the inability of that product to be sold. The Company intends to cure the default by reimbursing AeroFund for their advances including related fees. The Company recorded an accrued liability of $21,496 as of December 31, 2003 in the accounts payable and accrued liabilities in the accompanying balance sheet related to the reimbursement.

On January 20, 2004, the Company registered an additional 10,000,000 shares under the 2003 Plan.

In January 2004, the Company issued 4,596,558 shares of the Company's previously registered common stock, valued at $150,000 (or $0.033 per share, which is the conversion rate pursuant to the terms of the 6% convertible debentures), to holders of the Company's 6% convertible debentures pursuant to Notices of Conversion of Convertible Debenture debt to the Company's common stock.

In January 2004, the Company issued 3,333,333 shares of the Company's previously registered common stock, valued at $33,333 (or $0.01 per share, which is the exercise price of warrants issued related to the 6% Convertible Debentures), to holders of the Company's 6% convertible debentures and related warrants pursuant to Notices to Exercise such warrants. The Company received $33,333, the exercise price for the warrants.

In January 2004, the Company issued 1,000,000 shares of the Company's common stock under the 2003 Plan, valued at $20,000 (or $0.02 per share, which is the fair market value of the stock on the date of issuance), to a consultant for services performed.

In February 2004, the Company issued 8,772,282 and 9,000,000 shares of the Company's previously registered and restricted common stock, respectively, valued at $215,667 (or $0.012 per share, which is the conversion rate pursuant to the verbal mutual understanding of the terms of the 6% Convertible Debentures), to holders of the Company's 6% convertible debentures pursuant to Notices of Conversion of Convertible Debenture debt to the Company's common stock.

In February 2004, the Company issued 2,000,000 shares of the Company's previously registered common stock, valued at $20,000 (or $0.01 per share, which is the exercise price of warrants issued related to the 6% Convertible Debentures), to holders of the Company's 6% convertible debentures and related warrants pursuant to Notices to Exercise such warrants. The Company received $20,000, the exercise price for the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2003, the unaudited consolidated statements of operations for the three and six-months ended December 31, 2003, and the unaudited consolidated statements of cash flows for the six-months ended December 31, 2002 and the related notes thereto.

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

GOING CONCERN

As a result of an arbitration decision concerning our right to retain patent rights, on January 8, 2004 we lost the patent rights for our only revenue-generating product (see Note 1 to Financial Statements). Although we are now commencing the marketing and sales of our new specific point of care quick-test products, management recognizes that the we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for new products. We anticipate that certain products in our new product line may enter the market in the second calender quarter of 2004 and management believes that revenues generated by these products will lead to future profitability. Although we completed an accounts receivable financing facility in November 2003 with AeroFund Financial which enables us to finance approved customer invoices to a maximum of $1,500,000 at any given time, we are currently in default of this financing agreement caused by the loss of the NICOWater patent and non-payment by certain Nico customers. We intend to cure the default and anticipate utilizing this financing, when and if required, in connection with future sales of new products. Also, in February 2004 management successfully obtained additional capital through a $1 million sale and issuance of 6% convertible debentures,with an original issuance discount of 25% from which the Company received initial gross proceeds of $350,000 on February 12, 2004 with $150,000 anticipated by February 20, 2004 and the $250,000 balance of which is scheduled to be paid following the effective date of a registration statement (which we anticipate filing with the Securities and Exchange Commission in February 2004) covering the common stock underlying the debentures and related warrants. However, no assurance can be given that the accounts receivable financing facility will remain available and the balance of the convertible debenture funding will be consummated as contemplated or will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relatin to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

REVENUE RECOGNITION

We recognize revenue at the time of shipment of our products to customers. During the six-month period ended December 31, 2003 we were still in our initial stages of selling NICOWater(TM), our only product to customers or distributors.

Pursuant to Staff Accounting Bulletin No. 101, we deferred sales and the related costs to certain distributors as the payment terms are contingent upon customer sell-through of product, and therefore collectibility is not reasonably assured.

RESULTS OF OPERATIONS

We are currently the licensee of various specific point of care quick test devices and quantitative testing analyzers which we are preparing to bring to market. In October 2003, we entered into a License Agreement of Intellectual Property with VMM, LLC. Under this agreement we licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, an HIV 1&2 test is pending phase 3 clearance by the FDA. During the next 12 months, we expect to submit tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. The term of the License Agreement is one year, although so long as we meet certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

On April 7, 2002, we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 we began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision we stopped marketing NICOWater(TM). Although we have acquired other products, NICOWater(TM) was the only product sold. We previously reported that our revenues reflected a slower than anticipated entrance and expansion into the marketplace with our initial product. During the current quarter, due to the indecision of the outcome of the arbitration proceeding, sales were at a minimum. Based upon the arbitration result and the cessation of NICOWater(TM) sales on January 9, 2004, as of December 31, 2003 we credited customers for unsalable merchandise and wrote off certain accounts receivable, all of the NICOWater (TM) inventory, unamortized patent rights and prepaid patent royalties, all of which have been reflected in impairment loss in the accompanying condensed consolidated statement of operations.

Although we believe in the marketability of our new products, there can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three-months ended December 31, 2003, we had revenues of $44,937 and incurred a net loss of $3,396,688 compared to $0 revenue and a net loss of $384,546 during the three-months ended December 31, 2002. Cost of sales for the three-month period ended December 31, 2003 was $27,841 compared to $0 during the development stage three-month period ended December 31, 2002. General and administrative expenses for the three-months ended December 31, 2003 were $1,674,050 compared to $384,546 for the three-months ended December 31, 2002. The increase in expenses of $1,289,504 for the current three-month period were due substantially to non-cash medical, marketing and other advisory consulting fees of $219,443, legal and accounting fees of $95,444, salaries and commissions of $376,174, insurance of $73,017, advertising and marketing of $287,904 and other operating expenses of approximately $237,522. During the three-month period ended December 31, 2003, we issued 4,409,774 shares of common stock for legal, medical, marketing and other advisory consulting services pursuant to consulting agreements and 20,000 shares of common stock to employees as additional compensation. On the date of issuance the fair market value of the common stock was $388,645 and $1,600, respectively. Also during the three-month period ended December 31, 2003, we issued 17,333,332 shares of common stock to holders of our 6% convertible debentures for conversions of principal debt in the amounts of $1,300,000 and exercises of 8,000,001 warrants. During the three-months ended December 31, 2003 and 2002, we recorded interest expense of $1,044,666 and $0, respectively, representing accrued interest and amortization of a discount on convertible debentures. Also, on December 31, 2003 we wrote-off $37,075 of accounts receivable from certain customers, $294,039 of inventory, $44,854 of unamortized intellectual property, $135,023 of prepaid royalties, $58,459 in sales and $31,802 in cost of sales, and $150,000 of accrued legal fees all in connection with the loss of our NICOWater(TM) patent which occurred as a result of a binding arbitration decision rendered January 8, 2004.

During the six-months ended December 31, 2003, we had revenues of $190,404 and incurred a net loss of $5,391,291 compared to $0 revenue and a net loss of $703,083 during the six-months ended December 31, 2002. Additional shipments to certain pharmacies in the amount of $269,100 during the current six-month period, not included as revenue and reflected as deferred revenue, have been reversed against accounts receivable in our December 31, 2003 balance sheet. The six-month period ended December 31, 2002 was part of our development stage activities.

Cost of sales for the six-month period ended December 31, 2003 was $108,362 compared to $0 during the development stage six-month period ended December 31, 2002. General and administrative expenses for the six-months ended December 31, 2003 were $3,416,060 compared to $703,083 for the six-months ended December 31, 2002. The increase in expenses of $2,712,977 for the current six-month period were due substantially to non-cash medical, marketing and other advisory consulting fees of $755,530, legal and accounting fees of $259,579, salaries and commissions of $723,481, insurance of $222,902, advertising and marketing of $364,727 and other operating expenses of approximately $386,758. During the six-month period ended December 31, 2003, we issued 5,434,148 shares of common stock for medical, marketing and other advisory consulting services pursuant to consulting agreements and 20,000 shares of common stock to employees as additional compensation. On the date of issuance the fair market value of the common stock was $618,134. Also during the six-month period ended December 31, 2003, we issued 17,333,332 shares of common stock to holders of our 6% convertible debentures for conversions of principal debt in the amounts of $1,300,000 and exercises of 8,000,001 warrants. During the six-months ended December 31, 2003 and 2002, we recorded interest expense of $1,139,206 and $0, respectively, representing accrued interest and amortization of a discount on convertible debentures. Also, on December 31, 2003 we wrote wrote-off $37,075 of accounts receivable from certain customers, $294,039 of inventory, $44,854 of unamortized intellectual property, $135,023 of prepaid royalties, $58,459 in sales and $31,802 in cost of sales, and $150,000 of accrued legal fees all in connection with the loss of our NICOWater(TM) patent which occurred as a result of a binding arbitration decision rendered January 8, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements, particularly as they relate to the acquisition, introduction and launch of our products and our continued testing and improvement of our products, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including costs of acquiring new products, costs to bring new products to market, the pace at which we are able to launch products we may acquire, whether or not a market develops for any product we acquire and, if a market develops, the pace at which it develops.

While we had begun to earn revenues from the sale of NICOWater(TM), the revenues we had generated to date were not sufficient to fund our operations and will cease entirely in the future due to the loss of the Nico Patent. We must, therefore, rely upon bringing to market and selling our point of care quick test devices and quantitative testing products. In February 2004, we obtained additional capital to roll-out our new products by entering into a financing for the issuance of $1 million of 6% convertible debentures with an original issuance discount of 25%. We received gross proceeds of $350,000 from this financing on February 12, 2004. We anticipate receiving $150,000 by February 20, 2004 and the remaining $250,000in gross proceeds following the effective date of a registration statement to be filed with the Securities and Exchange Commission registering the common stock underlying the debentures, although there is no assurance that the registration statement will ever be declared effective. Even if we receive all the proceeds from the placement of our convertible debentures, there is no assurance that we will not need additional capital to become profitable. During the next 12 months, if we do not have sufficient capital to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $58,478 in cash, of which $25,025 collateralizes a letter of credit issued in favor of an insurance company, $10,842 in accounts receivable, $30,000 receivable from an insurance company in connection with our cancellation of product liability insurance and $1,043 in prepaid expenses at December 31, 2003. We have written off $131,592 of prepaid royalties pertaining to NICOWater (TM) sales and expensed the $100,000 previously recorded prepayment for the production of in store display racks for NICOWater (TM). An additional $38,194 of prepaid expense, representing consulting services to be rendered in subsequent periods pursuant to consulting agreements for which we issued shares of common stock, is reflected as a reduction of stockholders' equity. Also reflected are two promissory notes receivable in the net amount of $69,750 representing consideration for the assumption of a lease liability. We have written off deferred costs in the amount of $78,628 which represented the cost of sales attributable to the $264,165 of product shipments that were reflected as deferred revenue. Also, in connection with our 6% convertible debentures, we have deferred financing costs of $462,435 net of accumulated amortization of $67,184.

Current liabilities in the amount of $1,644,357 include accounts payable and accrued expenses of $745,780,accrued salaries of $584,755, a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, deferred rent of $7,422 and $150,000 of accrued legal fees in connection with the Nico Patent arbitration. Convertible debentures payable in the amount of $462,568 represent the gross $700,000 outstanding principal balance, net of unamortized debt discount of $237,432,related to our placement of convertible debentures. We have written off deferred revenue in the amount of $264,165 which represented shipments to certain pharmacies during the current six-month period designated as consigned sales and not included as revenue. We had negative working capital in the amount of $1,474,244 at December 31, 2003.

During the six-months ended December 31, 2003, our net cash position decreased by $8,838 from a beginning balance of $67,316 as of June 30, 2003. As of December 31, 2002, we had cash of $58,478. During the six and three-months ended December 31, 2003, we had a loss from operations of $5,391,291 and $701,153, respectively. Also, during the six-months ended December 31, 2003 we had no cash flows from investing activities and net cash flows provided by financing activities were $1,776,070. During this period, our operating activities utilized net cash of $1,784,908.

Also during the six-months ended December 31, 2003, our trade accounts payable and accrued expenses increased by $474,923, due primarily to our transition from a development stage to an operating company, and our notes payable decreased by $282,500, due to our utilization of the convertible debenture funding, as compared to an increase of $39,480 and an increase of $350,000, respectively, during the same period in 2002.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

NEW LICENSE AGREEMENT AND LOSS OF NICO PATENT

The Company is currently the licensee of various point of care quick test devices and quantitative testing analyzers which it is preparing to bring to market. In October 2003 we entered into a License Agreement of Intellectual Property with VMM, LLC. Under this agreement the we licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, an HIV 1&2 test is pending phase 3 clearance by the FDA. During the next 12 months, the Company expects to submit tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

On April 7, 2002 we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold.

We have transitioned from a development stage enterprise to an operating company and have, at the beginning of our current fiscal year, begun to generate revenues from sales of our initial product NICOWater(TM), notwithstanding the fact that in January 2004 we lost the Nico Patent and all rights to sell that product. All losses accumulated from inception through our last fiscal year ended June 30, 2003 have been considered as part of our development stage activities. Although we anticipate increased revenue from the sale of new products, we will require substantial additional financing for sales and marketing, general business overhead, continuing research and development and obtaining regulatory approval for and the commercialization of products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

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

ITEM 3. CONTROLS AND PROCEDURES

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

On April 7, 2002 the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold. The Company is in the process of negotiating the settlement as a result of the arbitration and is liable for reimbursement of the opposing party's attorneys fees, an amount which has not yet been determined.

In October 2003 Thomas A. Slamecka and Michael T. Pieniazek filed a lawsuit against us for specific performance in the Circuit Court of Cook County, Illinois. The plaintiffs allege that we asked them to provide management consulting and advisory services to us in exchange for warrants to purchase 2,000,000 shares of our common stock. The plaintiffs allege that the services were provided, and have asked the Court to order us to issue the common stock. Other than attorneys fees and costs, the plaintiffs have not asked for monetary damages. We are defending this action.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Certain common stock purchase agreements with certain investors include a provision in which, if for a period of six-months from the purchase of shares our common stock closing price for 5 consecutive trading days falls below $0.15 per share, we will issue to the investors additional shares, whereby the number of shares purchased and the additional shares, multiplied by $0.10 would be equal to the aggregate purchase price paid. As of December 31, 2003, the aggregate purchase price paid by these investors totaled $310,000. Our common stock closing price fell below $0.15 per share for the 5 consecutive trading days ended October 3, 2003, requiring the us to issue an additional 1,033,334 shares of common stock to those certain investors. Such shares were issued in November 2003 and are exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

In November 2003, the Company issued 83,136 shares of the Company's restricted common stock , valued at $6,651 ( or $0.08 per share, which is the fair market value of the stock on the date of issuance), in satisfaction of an account payable in the amount of $20,656. The Company recorded a gain on settlement of accounts payable of $14,005 in general and administrative expense in its accompanying condensed statement of operations. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In November 2003, the Company issued 93,750 shares of the Company's restricted common stock , valued at $7,500 ( or $0.08 per share, which is the fair market value of the stock on the date of issuance), to a consultant for services performed. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

In December 2003, the Company issued 760,322 shares of the Company's restricted common stock, valued at $60,826 ( or $0.08 per share, which is the fair market value of the stock on the date of issuance), for legal services performed. These securities were issued pursuant to an exemption from registration provided by
Section 4 (2) of the Securities Act of 1933.

In December 2003, the Company issued 100,000 shares of the Company's restricted common stock, valued at $9,000 ( or $0.09 per share, which is the fair market value of the stock on the date of issuance), to a consultant for services performed. These securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 26, 2003, a majority of our shareholders took action by written consent and approved an increase in our authorized common stock from 100,000,000 to 300,000,000. The Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of the State of Delaware on November 3, 2003.

ITEM 5. OTHER INFORMATION.

In February 2004, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 6% convertible debentures with an original issue discount of 25%. As of February 12, 2003, we closed on an aggregate principal amount of $437,500 of convertible debentures and received gross proceeds of $350,000. We anticipate closing on an additional $187,500 by the end of February. The last tranche of $500,000 in principal amount of convertible debentures will be issued within 5 days of effectiveness of the registration statement underlying these securities. The debentures are due two years from the date of issuance. The debentures are convertible at the option of the holders into our shares of common stock at a fixed conversion price of $0.01 per share. In connection with the Securities Purchase Agreement, we also issued warrants to purchase 50,000,000 shares of our common stock at an exercise price of $0.01 per share to these investors. The term of the warrants is five years. Furthermore we entered into a Registration Rights Agreement in order to register the above-referenced securities. We paid a finders fee of 9% and issued 100,000 warrants to such finder. These securities were issued pursuant to an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.11 Certificate of Amendment to Certificate of Incorporation, dated as of November 3, 2003

4.1     Securities Purchase Agreement dated February 12, 2004

4.2     Registration Rights Agreement dated February 12, 2004

4.3     Form of 6% Convertible Debenture dated February 12, 2004

4.4     Form of Warrant dated February 12, 2004

31.1    Certification Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2    Certification Pursuant to Rule 13a-14(a) and 15d-14(a)

31.3    Certification Pursuant to Rule 13a-14(a) and 15d-14(a)

32.     Certification Pursuant to Section 1350 of Title 18 of the United States
        Code


(b) Reports on Form 8-K

On October 31, 2003, we filed a Form 8-K describing a $2 million financing transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QT 5, INC.

                                   By: /s/ Steven Reder
                                       -----------------------------------------
Date:  February 17, 2004                Steven Reder, President




                                   By: /s/ Norman A. Kunin
                                       -----------------------------------------
Date:  February 17, 2004                Norman A. Kunin, Chief Financial Officer