Form 10QSB
period 2004-03-31
QT 5 INC
filed 2004-05-14
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    MARK ONE

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         Commission file number 0-25022

                                   QT 5, INC.
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                     80-0103134
(State Or Other Jurisdiction Of                      (I.R.S. Employer
 Incorporation Or Organization)                      Identification No.)


  5655 Lindero Canyon Road, Suite 120, Westlake Village, California  91362
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

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 1, 2004 was 21,436,620 (reflected on a post-reverse-split basis).

                                   QT 5, INC.

                              INDEX TO FORM 10-QSB


                                                                            Page
Part I--FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheet at March 31, 2004 (Unaudited) 2 Consolidated Statements of Operations for the Three and
                  Nine Months Ended March 31, 2004 and 2003 (Unaudited)       3
                 Consolidated Statements of Cash Flows for the Nine Months
                  Ended March 31, 2004 and 2003 (Unaudited)                   4
                 Notes to Consolidated Financial Statements                   6
         Item 2. Management's Discussion and Analysis                        15
         Item 3. Controls and Procedures                                     18

Part II--OTHER INFORMATION

         Item 1.  Legal Proceedings                                          18
         Item 2.  Change in Securities and Use of Proceeds                   18
         Item 3.  Defaults Upon Senior Securities                            19
         Item 4.  Submission of Matters to a Vote of Securities Holders      19
         Item 5.  Other Information                                          19
         Item 6.  Exhibits and Reports on Form 8-K                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   QT 5, Inc.
                           Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                      $    178,538
    Other receivable                                                      3,306
    Notes receivable, net of allowance of $139,500                           --
    Prepaid expenses                                                        783
                                                                   ------------
         Total current assets                                           182,627
                                                                   ------------

Property and equipment, net of accumulated depreciation
 of $8,474                                                               26,904
Deferred financing cost, net of accumulated amortization
 of $512,840                                                             72,470
License                                                                 358,684
Other assets                                                              9,595
                                                                   ------------
         Total assets                                              $    650,280
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                          $    948,337
    Accrued salaries                                                    502,390
    Lease liability                                                     156,400
    Accrued legal fees                                                  222,258
    Deferred rent expense                                                 6,463
                                                                   ------------
         Total current liabilities                                    1,835,848

Convertible debentures payable, net of unamortized
  debt discount of $606,415                                              87,335
                                                                   ------------

         Total liabilities                                            1,923,183
                                                                   ------------

Commitments and contingencies

Stockholders' equity (deficit):
    Common stock; $0.001 par value; 300,000,000 shares
      authorized; 164,534,060 shares issued and
      outstanding                                                       164,535
    Additional paid-in capital                                       15,238,668
    Prepaid consulting expense                                          (17,361)
    Accumulated deficit                                             (16,658,745)
                                                                   ------------
         Total stockholders' deficit                                 (1,272,903)
                                                                   ------------

                                                                   $    650,280
                                                                   ============


See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                         March 31,                             March 31,
                                                ------------------------------      ------------------------------
                                                   2004               2003              2004              2003
                                                ------------      ------------      ------------      ------------
Revenue                                         $      1,298      $         --      $    191,702      $         --

Costs and expenses:
    Cost of revenue                                    1,075                --           109,437                --
    General and administrative                       891,266         3,372,580         4,307,326         4,082,616
    Impairment loss                                   69,140                --           756,788                --
                                                ------------      ------------      ------------      ------------

Loss from operations                                (960,183)       (3,372,580)       (4,981,849)       (4,082,616)

Other expense:
    Interest expense, net                           (121,494)          (74,089)       (1,463,200)          (90,473)
    Other                                                 --                --           (27,919)               --
                                                ------------      ------------      ------------      ------------

Net loss                                        $ (1,081,677)     $ (3,446,669)     $ (6,472,968)     $ (4,173,089)
                                                ============      ============      ============      ============

Basic and diluted net loss per common share     $      (0.01)     $      (0.12)     $      (0.09)     $      (0.19)
                                                ============      ============      ============      ============

Basic and diluted weighted average shares
  outstanding                                    107,503,078        28,261,268        68,761,839        21,619,289
                                                ============      ============      ============      ============


See accompanying notes to unaudited consolidated financial statements.

                                   QT 5, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Nine Months
                                                                  Ended March 31,
                                                            ----------------------------
                                                               2004              2003
                                                            -----------      -----------
                                                            (Unaudited)        (Unaudited)
Cash flows from operating activities
   Net loss                                                 $(6,472,968)     $(4,173,089)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              4,437            6,055
       Amortization of debt discount, deferred
         financing cost and non-cash interest expense         1,215,522           87,841
       Amortization of prepaid compensation                     420,836               --
       Loss on issuance of shares for settlement
         of accounts payable                                     27,919               --
       Interest expense on issuance of shares for
         settlement of note payable to a related party          202,500               --
       Stocks and options issued for services                   536,597        3,020,397
       Reserve for uncollectibility of related party                                  --
          notes receivable                                      139,500
       Write-off of accounts receivable, inventory,
         intellectual property and accrued legal fees           730,131               --
       Changes in operating assets and liabilities:
          Accounts receivable                                    57,963               --
          Inventories                                          (205,476)              --
          Deferred costs                                         21,551               --
          Prepaid expenses and other assets                      77,058             (234)
          Accounts payable and accrued expenses                 677,480          196,684
          Accrued salaries                                      248,890               --
          Deferred revenue                                      (86,184)              --
          Deferred rent expense                                  (4,437)            (301)
                                                            -----------      -----------
            Net cash used in operating activities            (2,408,681)        (862,647)
                                                            -----------      -----------
Cash flows used in investing activities:
   Purchase of property and equipment                                --           (8,451)
   Collection on notes receivable                                    --           60,000
                                                            -----------      -----------
            Net cash provided by investing activities                --           51,549
                                                            -----------      -----------
Cash flows from financing activities:
   Proceeds from sale of stock                                  150,000               --
   Proceeds from exercise of options and warrants               133,333           29,500
   Payments on notes payable to related parties                 (67,500)              --
   Payments on notes payable                                   (215,000)              --
   Payments on installment financing                            (46,930)              --
   Proceeds from notes payable                                       --          385,000
   Proceeds from convertible debentures, net of
    issuance costs of $346,500                                2,453,500               --
   Proceeds from notes payable to related
    parties                                                     112,500           50,000
   Capital contribution                                              --          300,000
                                                            -----------      -----------
            Net cash provided by financing activities         2,519,903          764,500
                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents            111,222         (46,598)

Cash and cash equivalents, beginning of period                   67,316           62,391
                                                            -----------      -----------

Cash and cash equivalents, end of period                    $   178,538      $    15,793
                                                            ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

QT 5, Inc.
Consolidated Statements of Cash Flows (continued)

                                                             For the Nine Months
                                                                Ended March 31,
                                                      ---------------------------------
                                                          2004               2003
                                                      --------------     --------------
                                                       (Unaudited)        (Unaudited)
Supplemental disclosure of cash flow information:

   Installment financing payable and prepaid
    insurance recorded for insurance premium
    financed                                          $      431,908     $           --
                                                      ==============     ==============
   Common stock issued as prepaid consulting
    services                                          $        9,240     $      700,513
                                                      ==============     ==============
   Cancellation of financed insurance                 $      375,444     $           --
                                                      ==============     ==============
   Amortization of prepaid consulting expense         $      420,836     $           --
                                                      ==============     ==============
   Debt discount recognized related to
    convertible debentures                            $    2,074,667     $           --
                                                      ==============     ==============
   Common stock issued for settlement of
    accounts payable                                  $      255,510     $           --
                                                      ==============     ==============
   Common stock issued for settlement of
    note payable to a related party                   $      112,500     $           --
                                                      ==============     ==============
   Common stock issued in connection with
    deferred financing cost                           $       16,000     $           --
                                                      ==============     ==============
   Common stock issued in connection with conversion
    of convertible debentures                         $    2,306,250     $           --
                                                      ==============     ==============
   Amortization of debt discount and deferred
    financing costs against additional paid-in
    capital in connection with conversion of
    convertible debentures                            $      965,571     $           --
                                                      ==============     ==============
   Warrant issued in connection with deferred
    financing cost                                    $      222,810     $           --
                                                      ==============     ==============
   Common stock issued in connection with license
    agreement                                         $      358,684     $           --
                                                      ==============     ==============
   Furniture purchased under a note payable
     to related party                                 $           --     $       17,500

   Common stock issued as additional consideration
    Pursuant to the terms of promissory note          $           --     $      106,407
                                                      ==============     ==============
   Promissory notes receivable entered into as a
    consideration for the assumption of lease
    liability and other accounts payable              $           --     $      199,500
                                                      ==============     ==============

See accompanying notes to unaudited consolidated financial statements.

QT 5, Inc.
Notes to Unaudited Consolidated Financial Statements For the Three and Nine Months Ended March 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

QT 5, Inc. (the "Company") is currently the licensee of various quick test devices and quantitative testing analyzers which it is preparing to bring to market. In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC ("License Agreement"). Under the License Agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, the Company is preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

In February 2004, the Company entered into a Modification to License Agreement of Intellectual Property ("Modification Agreement"), the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved (see Note
5).

On April 7, 2002 the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 (the "Agreement") relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The Agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003, the Company began shipping NICOWater(TM).

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 23, 2003. The results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending June 30, 2004.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of QT 5, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $1,081,677 and $6,472,968 during the three and nine months ended March 31, 2004, respectively, only had $1,298 and $191,702 of revenue during the three months and nine months ended March 31, 2004, respectively, and had a cash balance of $178,538 at March 31, 2004. In addition, the Company had an accumulated deficit of $16,658,745 and negative working capital of $1,653,221 and on January 8, 2004 lost its NICO patent rights for its only revenue-generating product (see Note 6) since its merger on January 9, 2003. The Company is now commencing the marketing of its new disease and drug quick-test products as well as its first aid kits and management recognizes that the Company must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for its new products. The Company anticipates that certain of its new product line may enter the market in second calendar quarter of 2004 and management believes that revenues generated by this product could lead to future profitability. Also, in November 2003, the Company completed an accounts receivable financing facility with AeroFund Financial which enables it to finance approved customer invoices to a maximum of $1,500,000 at any given time. Although the Company is currently in default of this financing agreement caused by the loss of its NICO patent and non-payment by certain customers, the Company and AeroFund have agreed on terms to cure the default, which included a partial $10,000 payment in March 2004 and anticipates utilizing this financing, when and if required, in connection with future sales of new product. Also, in February 2004 management successfully obtained additional capital through a $1 million sale and issuance of 6% convertible debentures with an original issuance discount of 20%, from which the Company received gross proceeds of $800,000 in February and March 2004. However, no assurance can be given that the accounts receivable financing facility will remain available and the convertible debenture funding will generate sufficient cash to satisfy the Company's need for additional capital or that other future debt or equity financing will be available to the Company on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realizability of deferred costs, license agreement, and long-lived assets, collectibility of receivables, and the valuation allowance on deferred tax assets.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of March 31, 2004, there was an uninsured cash balance of $66,286.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2004, management of the Company has written off the unamortized value of Intellectual Property Rights totaling $44,854 (see Note 6) related to the NICO Patent which was lost on January 8, 2004.

INCREASE IN AUTHORIZED SHARES AND CHANGE IN PAR VALUE

On October 8, 2003, the Company filed a Definitive Form 14C with the Securities and Exchange Commission stating that the Company's Board of Directors and shareholders of record as of the close of business on September 22, 2003, holding a majority of the total number of outstanding shares, have consented to increase the number of shares of authorized common stock from 100,000,000 to 300,000,000. The par value of each such common stock shall be $0.001 per share. The Company filed the Certificate of Amendment of Certificate of Incorporation with the Secretary of the State of Delaware, in accordance with federal security laws, on November 3, 2003, and these changes have been reflected in the accompanying March 31, 2004 consolidated financial statements.

ONE-FOR-TEN REVERSE STOCK SPLIT

A Proxy Statement dated March 11, 2004 and accompanying Proxy card were furnished to all the Company's stockholders of record on March 8, 2004 in connection with the solicitation by the Company's Board of Directors of proxies to be voted at a Special Meeting of Stockholders held on April 19, 2004 for the purpose of effecting a one-for-ten reverse stock split of the Company's common stock. A majority of the Company's stockholders approved a reverse stock split pursuant to which each ten currently outstanding shares of common stock would be automatically converted into one share of common stock The principal effects of the reverse stock split is that the number of shares of common stock issued and outstanding at April 26, 2004, the effective date of the reverse stock split, was reduced from 171,509,060 to approximately 17,150,906. Accordingly, as a result of the reverse stock split, at April 26, 2004 the Company had approximately 282,849,094 authorized unissued shares. In addition, this reverse stock split affects the exercise price, the number of shares related to all outstanding warrants and the conversion price on all outstanding convertible debentures. The Company will reflect the changes from the reverse stock split in its June 30, 2004 consolidated financial statements. As a result, all references to shares in this filing (unless otherwise designated) are reflected on a pre-reverse-split basis. The reason for the reverse stock split is to increase the per share stock price. The Company believes that if it is successful in maintaining a higher stock price, the stock will generate greater interest among professional investors and institutions. If the Company is successful in generating interest among such entities, management anticipates that the Company's common stock would have greater liquidity and a stronger investor base. However, there is no assurance that the stock price will increase or that professional investors and institutions will purchase the Company's stock and give the stock greater liquidity and a stronger investor base.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of its products to customers. The Company was still in its initial stages of selling its initial product, NICOWater(TM), to customers or distributors as of January 8, 2004. Pursuant to Staff Accounting Bulletin No. 101, the Company was deferring its sales and corresponding cost of sales to certain distributors as the payment terms were contingent upon customer sell-through of product and therefore collectibility of these receivables was not reasonably assured. As all sales activity was terminated due to the loss of the Company's NICO Patent on January 8, 2004, the Company reversed all deferred sales of $269,100 against accounts receivable and the corresponding cost of sales of $80,109 against inventory during the nine months ended March 31, 2004. The Company also wrote off sales and cost of sales of $58,459 and $31,802, respectively, to impairment loss in the accompanying consolidated statements of operations for the nine months ended March 31, 2004.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $9,712 and $3,012 for the three months ended March 31, 2004 and 2003, respectively, and $498,571 and $127,143 for the nine months ended March 31, 2004 and 2003, respectively.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. During the three and nine months ended March 31, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for options or warrants issued to employees pursuant to APB No. 25, as all options or warrants granted in fiscal 2003 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based compensation:

                                              Three Months Ended                 Nine Months Ended
                                                 March 31,                           March 31,
                                         ----------------------------      ----------------------------
                                            2004             2003             2004            2003
                                         -----------      -----------      -----------      -----------
Net loss as reported                     $(1,081,677)     $(3,446,669)     $(6,472,968)     $(4,173,089)

Deduct:
  Total stock-based employee
    compensation expense under
    APB 25                                        --               --               --               --

Add:
  Total stock-based employee
    compensation under fair value
    based method for all awards, net
    of related tax effects                        --               --         (111,185)              --
                                         -----------      -----------      -----------      -----------

Pro forma net loss                       $(1,081,677)     $(3,446,669)     $(6,584,153)     $(4,173,089)
                                         ===========      ===========      ===========      ===========

Basic and diluted loss per share,
  as reported                            $     (0.01)     $     (0.12)     $     (0.09)     $     (0.19)
                                         ===========      ===========      ===========      ===========

Basic and diluted loss per share,
  pro forma                              $     (0.01)     $     (0.12)     $     (0.09)     $     (0.19)
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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 96,676,200 and 0 as of March 31, 2004 and 2003, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the periods ended March 31, 2004 and 2003.

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

ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position, cash flows or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE AND INVENTORIES

Due to the Company's loss of the NICO Patent and the Company's subsequent decision to stop marketing NICOWater(TM) (see Note 1), the Company's product NICOWater(TM) could no longer be sold and the Company wrote off accounts receivable from certain customers and its inventories of raw materials and finished goods in the aggregate amount of $33,957 and $294,039, respectively, to impairment loss which is reflected in the accompanying condensed statements of operations for the nine months ended March 31, 2004.

On February 3, 2004, the Company received a letter of default and demand for reimbursement in the sum of $26,870 from AeroFund Financial, with whom the Company has an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which AeroFund had advanced funds to the Company. The non-payment, in turn, was caused by the Company's loss of the NICO Patent and the inability of that product to be sold. In March 2004, the Company made a $10,000 cash payment and recorded an accrued liability of $16,870 reflected in the accounts payable and accrued expenses in accompanying consolidated balance sheet as of March 31, 2004. AeroFund assured the Company that they would accept cash payment of the balance due or continue to factor eligible receivables and offset the balance due them in lieu of advances on the factored receivables. AeroFund also assured the Company that the financing agreement would remain intact.

NOTE 3 - DUE FROM INSURANCE COMPANIES

The Company financed its product liability insurance premiums totaling $431,908 in August 2003. The principal amounts bore interest at 7.85% per annum and were payable in equal monthly installments totaling $46,930 through May 1, 2004. The related product liability policies were cancelled effective October 31, 2003, in favor of one replacement policy at a substantially reduced annual premium. The cancellation resulted in a return premium to the Company of $20,150 received in March 2004 and an elimination of the financing payable and related prepaid expense of $375,444. The replacement policy premium was collateralized by a letter of credit, which required the Company to maintain a restricted cash balance of $25,000, which is reflected in cash and cash equivalents in the accompanying consolidated balance sheet as of March 31, 2004. This policy was also cancelled in January 2004 as a result of the Company's loss of the NICO Patent and the inability to sell NICOWater(TM). The Company recorded an accrued expense of $25,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet, which represents a final payment of the policy cancellation fee that the Company expects to settle with the restricted cash balance (see Note 13). The Company anticipates obtaining new product liability insurance covering the sale of its new products when they are brought to market.

NOTE 4 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone.com, Inc. ("Moneyzone"), an entity that the Company merged with and into in January 2003. These notes accrue interest at a rate of 4% per annum and were payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 10) and other remaining accounts payable of Moneyzone assumed in the merger. Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amount. These notes are secured by 399,000 shares of the Company's common stock owned by former stockholders. As the collection of the notes is not reasonably assured, the Company reserved the entire remaining amount of $139,500 of the notes receivable during the nine months ended March 31, 2004. Thus, the remaining net balance of notes receivable as of March 31, 2004 is zero.

NOTE 5 - LICENSE

In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC (see Note 1). In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow valued at $358,684 (or $0.11 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the License Agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement. The Company will begin the amortization of the License Agreement at the time the required regulatory clearances are obtained and the License Agreement becomes effective. The Company anticipates to amortize the License Agreement over the estimated useful life of five years using a straight-line method.

In February 2004, the Company entered into a Modification to the License, the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after
(i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the Products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to Licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved.

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

During the three and nine months ended March 31, 2004, the Company recorded $0 and $9,534 respectively, of royalty expense in the accompanying condensed consolidated statements of operations. Due to the Company's loss of the NICO Patent (see Note 1), the Company wrote off the unamortized portion of the Intellectual Property Rights related to the NICO Patent of $44,854 and the balance of prepaid royalties of $135,023 to impairment loss in the accompanying condensed statements of operations for the nine months ended March 31, 2004.

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

NOTE 8 - CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000 (the "August 2003 Debentures"). The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined. On October 15, 2003, the holders advanced $200,000 of the remaining $1,000,000 in gross proceeds prior to the date they were required to do so. In November 2003, the Company received the remaining $800,000 in gross proceeds due at the second closing. The August 2003 Debentures are payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The August 2003 Debentures are convertible at the option of the holder into shares of the Company's common stock at $0.075 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. The August 2003 Debentures also require that, in the event that the Company loses its patent relating to NICOWater(TM), the conversion price shall thereafter equal the lesser of (A) the Set Price and (B) 60% of the average of the 5 closing prices for the 5 trading days immediately prior to the applicable conversion date. The holders have agreed that such price will be fixed at $0.01 per share. The Company has registered additional shares of common stock to cover such additional conversion shares. As of March 31, 2004, a total of $1,950,000 of the August 2003 Debentures was converted into 63,375,624 shares of the Company's common stock.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 13,333,333 shares of the Company's common stock at an exercise price of $0.075 per share (see Note 9). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of the warrants to purchase 13,333,333 shares of the Company's common stock and a warrant to purchase 200,000 shares of the Company's common stock issued as part of the commission fee in connection with the August 2003 Debentures financing (see below) from $0.075 to $0.01. In addition, the Company granted to the August 2003 Debentures purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 50,000 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as the Company is in compliance with their obligations under the August 2003 Debentures, the convertible debenture purchasers agreed to subordinate their security interests to a factor lien as was required for the Company to factor its accounts receivable.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the August 2003 Debentures, the Company has recorded a debt discount of $1,274,667. The Company is amortizing the discount using the effective interest method through August 2006. The Company is immediately recording the corresponding unamortized debt discount related to beneficial conversion feature as interest expense and related to detachable warrants as additional paid-in capital when the related debenture is converted into the Company's common stock.

On August 19, 2003, the Company also issued warrants to purchase 200,000 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debentures. The warrants had an exercise price of $0.075 per share and expire in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price from $0.075 to $0.01. The Company recorded the value of the warrant of $220,114 (under the Black-Scholes pricing model) as an issuance cost, which is included in the deferred financing cost in the accompanying consolidated condensed balance sheet as of March 31, 2004. During the nine months ended March 31, 2004, the Company incurred other issuance costs totaling $237,000 and an additional $16,000 related to the issuance of the Company's common stock for finders fees (see Note 9), which were all recorded as deferred financing cost in the accompanying condensed consolidated balance sheet. The Company is amortizing the deferred financing cost to interest expense using the straight-line method, adjusted prospectively for the reduction in the warrant value as a result of the exercise price reduction discussed above, through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

On February 13, 2004, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued convertible debentures with an original issue discount of 20% in the total principal amount of $1,000,000 (the "February 2004 Debentures"). The funds were received in two closings. The first closing, pursuant to which the Company received gross proceeds of $350,000 in financing, took place on February 13, 2004 with an additional $150,000 received on February 18, 2004. On March 12, 2004, the Company received $300,000 in gross proceeds, representing the balance of the total financing, pursuant to the registration statement registering the shares in connection with the financing being declared effective. The February 2004 Debentures have a term of two years. At any time after the original issue date, the February 2004 Debentures may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the February 2004 Debentures to be converted by the Set Price. The Set Price is defined as $0.01. The Company has reserved and registered 100,000,000 shares of its common stock to cover the conversion of the February 2004 Debentures. As of March 31, 2004, a total of $356,250 of the February 2004 Debentures was converted into 35,625,000 shares of the Company's common stock.

In connection with the February 2004 Debentures, the Company also issued warrants (the "February 2004 Debenture Warrants"). The February 2004 Debenture Warrants were issued at the first closing and were immediately exercisable following the first closing at an exercise price of $0.01 per share (see Note
9). The February 2004 Debenture Warrants expire five years from the date of issuance. By exercising the February 2004 Debenture Warrants, each holder of the February 2004 Debentures is entitled to purchase a number of shares of common stock equal to one-half of the number of shares of common stock into which the shareholder may convert the February 2004 Debentures. The Company has reserved 50,000,000 shares of our common stock, the number of shares that may be purchased through the exercise of the February 2004 Debenture Warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the February 2004 Debentures, the Company has recorded a debt discount of $1,000,000. The Company is amortizing the discount using the effective interest method through February 2006. The Company is immediately recording the corresponding unamortized debt discount related to beneficial conversion feature as interest expense and related to detachable warrants as additional paid-in capital when the related debenture is converted into the Company's common stock.

On February 13, 2004, the Company also issued warrants to purchase 100,000 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debentures. The warrants have an exercise price of $0.01 per share and expire in five years. The Company recorded the value of the warrant of $2,696 (under the Black-Scholes pricing model) as an issuance cost, which is included in the deferred financing cost in the accompanying condensed consolidated balance sheet During the three months ended March 31, 2004, the Company incurred other issuance costs totaling $109,500 which were all recorded as deferred financing cost in the accompanying condensed consolidated balance sheet. The Company is amortizing the deferred financing cost to interest expense using the straight-line method through February 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

During the three and nine months ended March 31, 2004, the Company recorded interest expense related to the amortization of the debt discount and debt issuance costs totaling $113,048 and $1,215,522, respectively. During the nine months ended March 31, 2004, the Company recorded additional paid-in capital related to the conversion of the debentures of $965,571. At March 31, 2004, the Company has remaining unamortized debt issuance costs and debt discounts of $72,470 and $606,415, respectively, associated with $693,750 of convertible debentures not yet converted.

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

In August 2003, the Company issued 283,590 shares of the Company's common stock under the 2003 Plan, valued at $79,405 (or $0.28 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $19,142 in other expense in the accompanying condensed consolidated statements of operations for the nine months ended March 31, 2004.

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

In September 2003, the Company issued 542,513 shares of the Company's common stock under the 2003 Plan, valued at $70,527 (or $0.13 per share, which is the fair market value of the stock on the date of issuance), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $1,357 in other expense in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2004.

In September 2003, the Company committed to issue 100,000 shares of the Company's common stock valued at $16,000 (or $0.16 per share) to a third party for finders fees related to the August 2003 Debentures, which was recorded as part of deferred financing costs (see Note 8). The Company issued the shares in November 2003.

In November 2003, the Company issued 381,829 shares of the Company's common stock under the 2003 Plan, valued at $32,948 (or $0.09 per share, which is the fair market value of the stock on the date of issuance), for settlement of accrued legal fees. The Company recorded a loss on settlement of accounts payable of $6,761 in other expense in the consolidated statement of operations in the nine months ended March 31, 2004.

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

In November 2003, the Company issued 9,883,333 shares of the Company's previously registered common stock, pursuant to the conversion of $741,250 (or $0.075 per share, which is the conversion rate pursuant to the terms of the August 2003 Debentures) of the Company's August 2003 Debentures (see Note 8).

In November 2003, the Company issued 666,667 shares of the Company's previously registered common stock for $6,667 in cash in connection with the exercise of warrants which were issued in connection with the August 2003 Debentures (see
Note 8).

In December 2003, the Company issued 7,449,999 shares of the Company's previously registered common stock, pursuant to the conversion of $558,750 (or $0.075 per share which is the conversion rate pursuant to the terms of the August 2003 Debentures) of the Company's August 2003 Debentures (see Note 8).

In December 2003, the Company issued 7,333,334 shares of the Company's previously registered common stock for $73,333 in cash in connection with the exercise of warrants which were issued in connection with the August 2003 Debentures (see Note 8).

In December 2003, the Company issued 663,408 shares of the Company's common stock under the 2003 Plan and 760,322 shares of the Company's restricted common stock, valued at a total of $113,898 (or $0.08 per share, which is the fair market value of the stock on the date of issuance), for legal retainer and settlement of accrued legal fees. The Company recorded a loss on settlement of accounts payable of $14,664 in other expense in the consolidated statement of operations in the nine months ended March 31, 2004.

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

In January 2004, the Company issued 1,000,000 shares of the Company's common stock under the 2003 Plan, valued at $20,000 (or $0.02 per share, which is the fair market value of the stock on the date of issuance) for consulting services rendered.

In January 2004, the Company issued 3,333,334 shares of the Company's previously registered common stock for $33,333 in cash in connection with the exercise of warrants which were issued in connection with the August 2003 Debentures (see
Note 8).

In January 2004, the Company issued 4,595,588 shares of the Company's previously registered common stock, pursuant to the conversion of $150,000 (or approximately $0.03 per share which is the conversion rate pursuant to the terms of the August 2003 Debentures) of the Company's August 2003 Debentures (see Note
8).

In February 2004, the Company issued 14,192,827 shares of the Company's previously registered common stock and 13,700,000 of the Company's restricted common stock, pursuant to the conversion of $203,417 and $137,250, respectively (or approximately $0.01 per share which is the conversion rate pursuant to the terms of the August 2003 Debentures), of the Company's August 2003 Debentures (see Note 8).

In February 2004, the Company issued 2,000,000 shares of the Company's previously registered common stock for $20,000 in cash in connection with the exercise of warrants which were issued in connection with the August 2003 Debentures (see Note 8).

In March 2004, the Company issued 13,553,877 shares of the Company's previously registered common stock, pursuant to the conversion of $159,333 (or approximately $0.01 per share which is the conversion rate pursuant to the terms of the August 2003 Debentures) of the Company's August 2003 Debentures (see Note
8).

In March 2004, the Company issued 35,625,000 shares of the Company's previously registered common stock, pursuant to the conversion of $356,250 (or $0.01 per share which is the conversion rate pursuant to the terms of the February 2004 Debenture) of the Company's February 2004 Debentures (see Note 8).

During the three and nine months ended March 31, 2004, the Company amortized $20,833 and $420,836, respectively, of prepaid consulting expense which is being amortized over the respective service periods.

STOCK OPTIONS

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of options and shares to acquire up to 2,533,330 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance pursuant to the 2000 Plan amendment to 4,233,330 shares. The 2000 Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2000 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2000 Plan available for grant at March 31, 2004 was 2,055,830.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of up to 10,000,000 shares of common stock in the form of options, rights to purchase common stock and stock bonuses, of which 5,000,000 shares were registered on April 25, 2003, 5,000,000 shares were registered on June 25, 2003 and 10,000,000 shares were registered on January 22, 2004. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2003 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at March 31, 2004 was 9,271,330.

No options were issued or outstanding during the nine months ended March 31, 2004.

WARRANTS

From time to time, the Company issues warrants pursuant to various employment, consulting and third party agreements.

During the nine months ended March 31, 2004, the Company:

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

(ii) issued a warrant to purchase 750,000 restricted shares of the Company's common stock at $0.24 per share (the fair market value of the stock on the date of grant) to one of its officers in connection with his employment agreement and recorded $0 of compensation expense under APB 25 as the warrant had an exercise price equal to the market value of the underlying common stock on the date of grant.

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the August 2003 Debenture (see Note 8), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 13,333,333 shares of the Company's common stock as of March 31, 2004) at $0.075 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see Note 8). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of these warrants from $0.075 to $0.01 (see Note 8). As of March 31, 2004, all of these warrants have been exercised for total proceeds of $133,333 (see Note 8).

(iv) issued a warrant to purchase 200,000 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debenture (see
Note 8). The warrant had an exercise price of $0.075 per share and expires in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of this warrant from $0.075 to $0.01. The Company recorded the revised warrant value of $220,114, using the Black-Scholes option pricing model, as a debt issuance cost as of March 31, 2004 (see Note 8).

(v) issued, pursuant to the Securities and Purchase Agreement and in connection with the February 2004 Debenture (see Note 8), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 50,000,000 shares of the Company's common stock as of March 31, 2004) at $0.01 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see Note 8).

(vi) issued a warrant to purchase 100,000 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debenture (see Note 8). The warrant has an exercise price of $0.01 per share and expires in five years. The Company recorded the warrant value of $2,696 ,using the Black-Scholes option pricing model, as a debt issuance cost as of March 31, 2004 (see Note 8).

Certain common stock purchase warrant agreements issued prior to the nine months ended March 31, 2004 with certain investors include a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $2.00 per share for the first 950,000 shares and (ii) $3.00 per share for the remaining 950,000 shares through June 9, 2004. This call right can by exercised by the Company only if the Company's common stock has a closing price above the call price for 7 consecutive trading days prior to execution of the call right.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

In August 2003, the Company entered into an employment agreement with one of its officers. The agreement is for a five-year term through July 31, 2008 and provides for a base salary of $250,000 per annum through October 1, 2003, $300,000 per annum through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a sign-up bonus of $75,000 payable over a seven month period, annual net profit bonus of 1.25% of the Company's net income, issuance of incentive stock options, and warrant to purchase 750,000 shares of the Company's common stock at $0.24 per share (fair market value of the stock on the date of grant). Additionally, the agreement provides for a payment of $500,000 upon sale or merger of the Company, and severance payment of one year of base salary.

LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that the Company breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process of defending this litigation and has recorded a liability of $156,400 in the accompanying consolidated balance sheet.

On April 7, 2002 the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold. On February 17, 2004, the panel of arbitrators issued a final award for reimbursement of the opposing party's attorneys fees in the amount of $222,258. As a result, the Company accrued legal fees of $222,258, which are reflected in impairment loss in the accompanying consolidated statement of operations for the nine months ended March 31, 2004. The Company and the opposing parties are currently negotiating a settlement.

In October 2003, two individuals filed a lawsuit against the Company in connection with a consulting agreement and a common stock warrant purchase agreement they allegedly entered into with the Company. Attorneys for the Company responded disavowing the validity of referenced agreements. On February 27, 2004 a Stipulation For Voluntary Dismissal was filed in the Circuit Court of Cook County, Illinois dismissing the plaintiffs'action without prejudice, without costs and without attorney's fees.

On February 3, 2004, the Company received a letter of default and demand for reimbursement in the sum of $26,870 from AeroFund Financial, with whom the Company has an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which AeroFund had advanced funds to the Company. The non-payment, in turn, was caused by the Company's loss of the NICO Patent and the inability of that product to be sold. In March 2004, the Company made a $10,000 cash payment and recorded an accrued liability of $16,870 as of March 31, 2004 in the accounts payable and accrued expenses in the accompanying consolidated balance sheet related to the reimbursement. AeroFund assured the Company that they would accept cash payment of the balance due or continue to factor eligible receivables and offset the balance due them in lieu of advances on the factored receivables. AeroFund also assured the Company that the financing agreement would remain intact.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2003, the Company recorded expense of approximately $135,000 related to various related parties, including officers and /or stockholders of the Company, for consulting and other administrative services and expenses. No such expenses were incurred during the nine months ended March 31, 2004, mainly because these related parties became employees of the Company under employment agreements.

Also, during the nine months ended March 31, 2004, the Company issued 127,171 shares of its common stock to a stockholder for consulting services valued at $26,706.

In July 2003, the Company entered into a non-interest bearing promissory note for $112,500 with one of its shareholders, which was due on demand. In August 2003, the Company issued 1,500,000 shares of its restricted common stock to the shareholder for a full payment of this promissory note. Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 during the nine months ended March 31, 2004 in the accompanying condensed consolidated statement of operations.

In November 2002, the Company entered into a non-interest bearing note, due on demand, for a purchase of certain office furniture from one of its officers for $17,500. The Company repaid this note in full in August 2003.

NOTE 12 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the three and nine months ended March 31, 2004 and 2003:

                                                 Three Months Ended                  Nine Months Ended
                                                     March 31,                           March 31,
                                           ------------------------------      ------------------------------
                                                  2004             2003             2004            2003
                                           ------------      ------------      ------------      ------------
Numerator for basic and diluted loss
  per common share - net loss              $(1,081,677)     $ (3,446,669)     $ (6,472,968)     $ (4,173,089)
                                           ============     =============     =============     =============

Denominator for basic and diluted loss
  per common share - weighted
  average shares                            107,503,078        28,261,268        68,761,839        21,619,289
                                           ============     =============     =============     =============

Basic and diluted loss per common
  share                                    $     (0.01)     $      (0.12)     $      (0.09)     $      (0.19)
                                           ============     =============     =============     =============

NOTE 13 - SUBSEQUENT EVENTS

In April 2004, the Company issued 5,625,000 shares of the Company's previously registered common stock, pursuant to a conversion of $56,250 (or $0.01 per share which is the conversion rate pursuant to the terms of the February 2004 Debentures) of the Company's February 2004 Debentures (see Note 8).

In April 2004, the Company issued 1,350,000 shares of the Company's common stock under the 2003 Plan , valued at $9,180 (or $0.0068 per share, which is the fair market value of the stock on the dates of issuance) for consulting services rendered.

In April 2004, the Company issued 714,285 (post-reverse-split basis, effective April 26, 2004) shares of the Company's common stock under the 2003 Plan, valued at $25,000 (or $0.035 per share, which is the fair market value of the stock on the dates of issuance) for consulting services rendered.

 In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid, Inc., a California corporation ("Seller") to acquire the Xact Aid line of first aid products for minor injuries ("Xact Aid Products"). The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid Products ("Know-How"); (c) words, symbols and logos identifying and distinguishing Xact Aid Products ("Trademarks"); (d) registrations and application for Trademarks;
(e) Seller's domain names including source codes, user name and passwords; (f) all designs and copyrights in connection with the Trademarks ("Designs"); and
(g) all records and materials relating to Seller's suppliers and customer list. In addition, Seller agreed to not use or employ in any manner the names "Xact Aid" or "Exact Aid" and shall change Seller's name so as not to conflict with the foregoing restricted names. In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full, for a total purchase price of $35,702. Current Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. On April 19, 2004 the Company formed Xact Aid, Inc., a Nevada corporation and wholly owned subsidiary, for the purpose of receiving an assignment of the assets acquired by the Company in the Xact Aid transaction and operating the business of marketing and selling the Xact Aid Products.

In April 2004, Essex Insurance Company ("Essex") agreed to accept $25,000 in full payment of any and all premiums due from the Company on the product liability policy cancelled by the Company in January 2004. Essex agreed to release the $25,000 letter of credit provided by the Company in return for receiving the proceeds from a $25,000 certificate of deposit provided by the Company collateralizing the letter of credit (see Note 3). The Company anticipates that this transaction will be completed during the month of May 2004.

In April 2004, the Company issued 3,571,429 (post-reverse-split basis, effective April 26, 2004) shares of its restricted common stock to Timothy J. Owens, the Company's Chief Executive Officer, in exchange for $100,000 of accrued compensation due to him. The value of the shares was $125,000 (or $0.035 per share, which is the fair market value of the stock on the date of issuance). The Company will record a loss on settlement of accrued compensation of $25,000 in other expense in accompanying consolidated statements of operations in the quarter ending June 30, 2004.

In April 2004, the Company entered into a Shares for Debt Agreement with a third party law firm ("Firm") whereby the Company agreed to issue, on or before May 12, 2004, $50,000 in shares of the Company's common stock, registered pursuant to the Company's 2003 Plan, as complete settlement for the total outstanding debt to the Firm. The number of shares shall be calculated by dividing $50,000 by 95% of the average closing price of the Company's common stock for the 10 trading days following the effective date of the Company's 1 for 10 reverse stock split. The Company's failure to timely deliver these shares shall be deemed a material breach of this agreement and this agreement shall in such instance be voidable at the sole option of the Firm. The Company did not deliver these shares on or before May 12, 2004, and is currently in negotiations to extend or amend this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2004, the unaudited consolidated statements of operations for the three and nine months ended March 31, 2004, and the unaudited consolidated statements of cash flows for the nine months ended March 31, 2004 and the related notes thereto.

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

GOING CONCERN

As a result of an arbitration decision concerning our right to retain patent rights, on January 8, 2004 we lost the patent rights for our only revenue-generating product (see Note 1 to Financial Statements). Although we are now commencing the marketing and sales of our new specific point of care quick-test products, and we have high expectations for our newly acquired Xact Aid product line, management recognizes that we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for new products. We anticipate that certain products in our new product line may enter the market in the second calender quarter of 2004 and management believes that revenues generated by these products will lead to future profitability. In November 2003 we completed an accounts receivable financing facility with AeroFund Financial which enables us to finance approved customer invoices to a maximum of $1,500,000 at any given time. In February 2004 we received a Notice of Default of this financing agreement caused by the loss of the NICOWater patent and non-payment by certain Nico customers. On March 8,2004, we received a Default Resolution indicating AeroFund's preparedness to resume factoring our accounts upon receipt of payment in the amount of $26,870 and further that they would be willing to factor new invoices and charge back the default balance out of new receivable proceeds. On March 10, 2004 we paid AeroFund $10,000, reducing the amount in default to $16,870. We anticipate utilizing this financing, when and if required, in connection with future sales of new products. Also, in February 2004 management successfully obtained additional capital through a $1 million sale and issuance of convertible debentures, with an original issuance discount of 20% from which the Company received initial gross proceeds of $500,000 in February 2004 and the $300,000 balance of the gross proceeds in March 2004. However, no assurance can be given that the accounts receivable financing facility will remain available and the balance of the convertible debenture funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

STOCK-BASED COMPENSATION

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

REVENUE RECOGNITION

We recognize revenue at the time of shipment of our products to customers. During the nine-month period ended March 31, 2004 we were still in our initial stages of selling NICOWater(TM), our only product to customers or distributors. We ceased selling NICOWater on January 8, 2004, and have had no revenue for the three-month period ended March 31, 2004.

Pursuant to Staff Accounting Bulletin No. 101, we deferred sales and the related costs to certain distributors as the payment terms are contingent upon customer sell-through of product, and therefore collectibility is not reasonably assured.

RESULTS OF OPERATIONS

On February 6, 2004 we entered into a Modification to License Agreement of Intellectual Property ("Modification Agreement") which modified the License Agreement of Intellectual Property ("License Agreement") which we entered into in October 2003, the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell;
(b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the Products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to Licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved.

Through the License Agreement, we licensed the exclusive right, worldwide, to sell and distribute under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test ("DRUGSTOP") and a disease testing target system platform ("Target System Diagnostics") to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, we are preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Our future plans include submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. The term of the License Agreement is one year, although so long as we meet certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

We ceased the sale of NICOWater(TM) effective January 8, 2004, the date upon which a panel of arbitrators concluded that the owner of the Nico Patent was entitled to terminate his assignment agreement with us. On April 7, 2002, we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 we began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision we stopped selling and marketing NICOWater(TM). Although we have acquired other products, NICOWater(TM) was the only product sold. We previously reported that during the quarter ended December 31, 2003,due to the indecision of the outcome of the arbitration proceeding, sales were at a minimum. Based upon the arbitration result on January 8, 2004 and the subsequent cessation of NICOWater(TM) sales, we credited customers for unsalable merchandise and wrote off certain accounts receivable, all of the NICOWater (TM) inventory, unamortized patent rights and prepaid patent royalties, all of which have been reflected in impairment loss in the accompanying condensed consolidated statement of operations.

Although we anticipate revenue from the sale of new products, we will require substantial additional financing for sales and marketing, general business overhead, continuing research and development and obtaining regulatory approval for and the commercialization of products. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us. Our products, to the extent they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three-months ended March 31, 2004, we had revenues of $1,298 and incurred a net loss of $1,081,677 compared to $0 revenue and a net loss of $3,446,669 during the three-months ended March 31, 2003. Cost of sales for the three-month period ended March 31, 2004 was $1,075 compared to $0 during the development stage three-month period ended March 31, 2003. General and administrative expenses for the three-months ended March 31, 2004 were $891,266 compared to $3,372,580 for the three-months ended March 31, 2003. The decrease in expenses of $2,481,314 for the current three-month period were due to a decrease of consulting fees of $3,060,428, which were substantially consulting, legal and professional fees associated with completing our merger, less increases for the current period due to salaries of $318,312, professional fees of $179,015 and other operating expenses of approximately $81,787. During the three-months ended March 31, 2004 and 2003, we recorded interest expense of $121,494 and $74,089, respectively, representing accrued interest and amortization of a discount on convertible debentures.

During the nine months ended March 31, 2004, we had revenues of $191,702 and incurred a net loss of $6,472,968 compared to $0 revenue and a net loss of $4,173,089 during the nine months ended March 31, 2003. Additional shipments to certain pharmacies in the amount of $269,100 during the current nine-month period, not included as revenue and reflected as deferred revenue, have been reversed against accounts receivable in our March 31, 2004 balance sheet. The nine-month period ended March 31, 2003 was part of our development stage activities.

Cost of sales for the nine-month period ended March 31, 2004 was $109,437 compared to $0 during the nine-month development stage period ended March 31, 2003. General and administrative expenses for the nine months ended March 31, 2004 were $4,307,326 compared to $4,082,616 for the nine months ended March 31, 2003. The increase in expenses of $224,710 for the current nine month period were due substantially to a reduction in medical, marketing and other advisory consulting fees of $ 2,304,898 and increases in legal and accounting fees of $ 438,594, salaries, commissions and related taxes of $1,067,073, insurance of $ 230,255, advertising of $375,541, freight, marketing and public relations of $181,601, allowance for uncollectible notes receivable of $139,500 and other operating expenses of approximately $ 97,044. During the nine months ended March 31, 2004 and 2003, we recorded interest expense of $1,463,200 and $90,473, respectively, representing accrued interest and amortization of a discount on convertible debentures. Also, during the nine months ended March 31, 2004 we wrote wrote-off $33,957 of accounts receivable from certain customers, $294,039 of inventory, $44,854 of unamortized intellectual property, $135,023 of prepaid royalties, $58,459 in sales, less $31,802 in cost of sales, and $222,258 of accrued legal fees all in connection with the loss of our NICOWater(TM) patent which occurred as a result of a binding arbitration decision rendered January 8, 2004.

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

While we had begun to earn revenues from the sale of NICOWater(TM), the revenues we had generated through January 8, 2004, the date upon which we ceased selling NICOWater(TM), were not sufficient to fund our operations and have ceased due to the loss of the Nico Patent. We must, therefore, rely upon bringing to market and selling our point of care quick test devices and quantitative testing products. In February 2004, we obtained additional capital to roll-out our new products by entering into a financing for the issuance of $1 million of convertible debentures with an original issuance discount of 20% (the "February 2004 Debentures"). We received gross proceeds of $500,000 from this financing in February 2004 and the balance of $300,000 gross proceeds in March 2004. Notwithstanding receipt of the proceeds from the placement of our February 2004 Debentures, there is no assurance that we will not need additional capital to become profitable. During the next 12 months, if we do not have sufficient capital to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $178,538 in cash, of which $25,025 collateralizes a letter of credit issued in favor of an insurance company, $3,306 in taxes receivable and $783 in prepaid expenses at March 31, 2004. We have written off $135,023 of prepaid royalties pertaining to NICOWater(TM) sales. An additional $17,361 of prepaid expense, representing consulting services to be rendered in subsequent periods pursuant to consulting agreements for which we issued shares of common stock, is reflected as a reduction of stockholders' equity. Two promissory notes receivable are reflected at $0 net of allowance for uncollectibility of $139,500, representing consideration for the assumption of a lease liability. We have written off deferred costs in the amount of $80,109 which represented the cost of sales attributable to the $269,100 of product shipments that were reflected as deferred revenue. Also, in connection with our August 2003 and February 2004 Debentures, we have deferred financing costs of $72,470 net of accumulated amortization of $512,840. Our license of intellectual property is reflected at $358,684.

Current liabilities in the amount of $1,835,848 include accounts payable and accrued expenses of $948,337,accrued salaries of $502,390, a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, deferred rent of $6,463 and $222,258 of accrued legal fees in connection with the Nico Patent arbitration award. Convertible debentures payable in the amount of $87,335 net of unamortized debt discount of $606,415 related to our placement of convertible debentures, represent a gross outstanding principal balance of $693,750. We have written off deferred revenue in the amount of $269,100 which represented shipments to certain pharmacies through January 8, 2004 (the date upon which sales of NICOWater(TM) ceased) designated as consigned sales and not included as revenue. We had negative working capital in the amount of $1,653,221 at March 31, 2004. In April 2004 we, in non-cash settlements of debt, (a) issued 3,571,429 (post-reverse-split basis, effective April 26, 2004) shares of our restricted common stock to Timothy J. Owens, the Company's Chief Executive Officer, in exchange for $100,000 of accrued compensation due to him. The value of the shares were $125,000 (or $0.035 per share, which is the fair market value of the stock on the date of issuance), and we will record a loss on settlement of accrued compensation of $25,000 in other expense in accompanying consolidated statements of operations in the quarter ending June 30, 2004; and (b) in April 2004, we issued 5,625,000 shares of our previously registered common stock, pursuant to a conversion of $56,250 (or $0.01 per share which is the conversion rate pursuant to the terms of the February 2004 Debentures) of our February 2004 Debentures.

During the nine months ended March 31, 2004, our net cash position increased by $111,222 from a beginning balance of $67,316 as of June 30, 2003 to $178,538 as of March 31, 2004. As of March 31, 2003, we had cash of $15,793. During the nine and three months ended March 31, 2004, we had a loss from operations of $6,472,968 and $1,081,677, respectively. Also, during the nine months ended March 31, 2004, we had no cash flows from investing activities and net cash flows provided by financing activities were $2,519,903. During this period, our operating activities utilized net cash of $2,408,681.

Also during the nine months ended March 31, 2004, our trade accounts payable and accrued expenses increased by $680,394, of which $502,390 represents accrued salaries, due primarily to our transition from a development stage to an operating company, and our notes payable decreased by $282,500, due to our utilization of the August 2003 Debenture funding, as compared to an increase of $239,784 and an increase of $433,934, respectively, during the same period in 2003.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

         A.       MODIFICATION TO LICENSE AGREEMENT

On February 6, 2004 we entered into a Modification to License Agreement of Intellectual Property ("Modification Agreement") which modified the License Agreement of Intellectual Property ("License Agreement") which we entered into in October 2003, the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell;
(b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the Products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to Licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved.

Under the License Agreement we entered into in October 2003,we licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test ("DRUGSTOP") and a disease testing target system platform ("Target System Diagnostics") to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, we are preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Our future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 3,260,760 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

         B.       LOSS OF NICO PATENT

On January 8, 2004 a panel of arbitrators concluded that the owner of the Nico Patent was entitled to terminate his assignment agreement with us. On April 7, 2002, we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 we began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision we stopped selling and marketing NICOWater(TM).

         C.       SALE OF CONVERTIBLE ORIGINAL ISSUE DISCOUNT DEBENTURES

In February 13, 2004, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of

$1,000,000 principal amount convertible debentures with an original issue discount of 20%. In February and March 2004, we closed on the aggregate principal amount of $1,000,000 of convertible debentures and received gross proceeds of $800,000. The debentures are due two years from the date of issuance. The debentures are convertible at the option of the holders into our shares of common stock at a fixed conversion price of $0.01 per share. In connection with the Securities Purchase Agreement, we also issued warrants to purchase 50,000,000 shares of our common stock at an exercise price of $0.01 per share to these investors. The term of the warrants is five years. Furthermore we entered into a Registration Rights Agreement in order to register the above-referenced securities. We paid a finders fee of 9% and issued 100,000 warrants to such finder. These securities were issued pursuant to an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933. On February 24, 2004 we filed a Form SB-2 with the Securities and Exchange Commission, which became effective on March 2, 2004, registering 150,100,000 shares underlying the convertible debenture shares, the convertible debenture warrants and the finder's warrants

         D.       ONE-FOR-TEN REVERSE STOCK SPLIT

On April 19, 2004 a majority of the Company's stockholders of record on March 8, 2004 approved a one-for-ten reverse stock split pursuant to which each ten currently outstanding shares of common stock would be automatically converted into one share of common stock. The principal effects of the reverse stock split will be that the number of shares of common stock issued and outstanding at April 26, 2004, the effective date of the reverse stock split will be reduced from 171,509,060 to approximately 17,150,906. Accordingly, as a result of the reverse stock split, at April 26, 2004 the Company had approximately 282,849,094 authorized unissued shares. A Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of the State of Delaware on April 19, 2004. The Company has been assigned a new cusip number and symbol, 747268209 and QTFI, respectively. The Company's reason for the reverse stock split is to increase the per share stock price. The Company believes that if it is successful in maintaining a higher stock price, the stock will generate greater interest among professional investors and institutions. If the Company is successful in generating interest among such entities, management anticipates that the Company's common stock would have greater liquidity and a stronger investor base. However, there is no assurance that the stock price will increase or that professional investors and institutions will purchase the Company's stock and give the stock greater liquidity and a stronger investor base.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 8, 2004 a panel of arbitrators concluded that the owner of the Nico Patent was entitled to terminate his assignment agreement with us. On April 7, 2002, we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 we began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision we stopped selling and marketing NICOWater(TM). On February 17, 2004, the panel of arbitrators issued a FINAL AWARD for reimbursement of the opposing party's attorneys fees in the amount of $222,258. The Company and the opposing parties are currently negotiating a settlement.

In October 2003, two individuals filed a lawsuit against the Company in connection with a consulting agreement and a common stock warrant purchase agreement they allegedly entered into with the Company. Attorneys for the Company responded disavowing the validity of referenced agreements. On February 27, 2004 a Stipulation For Voluntary Dismissal was filed in the Circuit Court of Cook County, Illinois dismissing the plaintiffs'action without prejudice, without costs and without attorney's fees.

On November 15, 2002, Fidelity Mortgage, Inc. filed a lawsuit against us in the Supreme Court of the State of New York alleging that we breached a sublease (the alleged breach occurred prior to the date of the merger with Quicktest 5, Inc.). Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. We are defending this litigation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In February 2004, the Company issued 13,700,000 of the Company's restricted common stock, pursuant to the conversion of $137,250, (or approximately $0.01 per share which is the conversion rate pursuant to the terms of the August 2003 Debentures), of the Company's August 2003 Debentures.

In February 2004, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued convertible debentures with an original issue discount of 20% in the total principal amount of $1,000,000 (the "February 2004 Debentures"). The February 2004 Debentures have a term of two years. At any time after the original issue date, the February 2004 Debentures may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the February 2004 Debentures to be converted by the Set Price. The Set Price is defined as $0.01. The Company has reserved and registered 100,000,000 shares of its common stock to cover the conversion of the February 2004 Debentures.

In February 2004, the Company issued, pursuant to the Securities and Purchase Agreement and in connection with the February 2004 Debenture, warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 50,000,000 shares of the Company's common stock as of March 31, 2004) at $0.01 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount.

In February 2004, the Company issued a warrant to purchase 100,000 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debenture. The warrant has an exercise price of $0.01 per share and expires in five years. The Company recorded the warrant value of $2,696, using the Black-Scholes option pricing model, as a debt issuance cost as of March 31, 2004.

The above securities were issued pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 19, 2004 a majority of the Company's stockholders of record on March 8, 2004 approved a one-for-ten reverse stock split pursuant to which each ten currently outstanding shares of common stock would be automatically converted into one share of common stock. The principal effects of the reverse stock split will be that the number of shares of common stock issued and outstanding at April 26, 2004, the effective date of the reverse stock split will be reduced from 171,509,060 to approximately 17,150,906. Accordingly, as a result of the reverse stock split, at April 26, 2004 the Company had approximately 282,849,094 authorized unissued shares. A Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of the State of Delaware on April 19, 2004. The Company has been assigned a new cusip number and symbol, 747268209 and QTFI, respectively.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

3.11 Certificate of Amendment to Certificate of Incorporation, dated as of April 19, 2004

10.1    Modification To License Agreement of Intellectual Property


32. Certification Pursuant to Section 1350 of Title 18 of the United States Code

(b) Reports on Form 8-K

            On January 8, 2004 the Company filed a Form 8-K relating to the result of a decision by JAMS in the proceeding titled "In the matter of QT 5, Inc. vs. Marshall Thompson and Platinum Products", announcing that the Company will immediately cease marketing NICOWater(TM).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QT 5, INC.


                                   By: /s/ Steven Reder
                                       -----------------------------------------
Date:  May 14, 2004                    Steven Reder, President


                                   By: /s/ Norman A. Kunin
                                       -----------------------------------------
Date:  May 14, 2004                    Norman A. Kunin, Chief Financial Officer

      State of Delaware
      Secretary of State
   Division of Corporations
Delivered 03:55 PM 04/19/2004
  FILED 03:55 PM 04/19/2004
 SRV 040284456 - 3402033 FILE


                            CERTIFICATE OF AMENDMENT
                               STATE OF DELAWARE
                          CERTIFICATE OF AMENDMENT OF
                          CERTIFICATE OF INCORPORATION
                                 OF QT 5, INC.


         First: The Board of Directors and a majority of the stockholders of QT 5, Inc., a Delaware corporation (the "Corporation"), duly resolved and adopted a proposed amendment of the Certificate of Incorporation of the Corporation, declaring said amendment to be advisable. The resolution setting forth the proposed amendment is as follows:

1. The certificate of incorporation of the Corporation is hereby amended by inserting the following paragraph at the end of Article Fourth:

"Upon effectiveness of a one-for-ten reverse stock split of the Corporation's Common Stock, all issued and outstanding shares, as of the effective date of the reverse, shall be consolidated to the extent of the issued and outstanding shares of Common Stock. All fractional shares shall be rounded up to the next whole number of shares. The capital of the Corporation will not be reduced under or by reason of any amendment herein certified."

         Second: That the foregoing resolution was adopted pursuant to a joint written consent of the Corporation's Board of Directors and majority of stockholders, such consent of stockholders being in accordance with Section 228 of the General Corporation Law of the State of Delaware, and that the holders of the necessary number of shares entitled to vote on this matter duly executed such written consent.

         Third: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         Fourth: That the capital of the Corporation shall not be reduced under or by reason of said amendment.

         Fifth: That this amendment shall be effective on April 22, 2004.

         IN WITNESS WHEREOF, the undersigned Corporation has caused this Certificate of Amendment of Certificate of Incorporation to be signed by a duly authorized officer this 19th day of April 2004.


                                        /s/ Steven Reder
                                        --------------------
                                        By: Steven Reder
                                        Its: President

MODIFICATION TO LICENSE AGREEMENT OF INTELLECTUAL PROPERTY

     THIS MODIFICATION SUPERSEDES AND REPLACES THAT CERTAIN AGREEMENT DATED OCTOBER 17, 2003 BY AND BETWEEN THE PARTIES (THE "MODIFIED AGREEMENT")

         THIS MODIFICATION TO LICENSE AGREEMENT OF INTELLECTUAL PROPERTY (THE "AGREEMENT") entered into on the date as appears on the Signature Page of this Agreement (the "Effective Date") is for the License of Intellectual Property, by and between

THE PARTIES:

         VMM, LLC a Limited Liability Company organized and existing under the laws of the State of North Carolina (hereinafter referred to as the "LICENSOR"; and

         QT 5, INC., a corporation organized and existing under the laws of the State of Delaware (hereinafter referred to as the "LICENSEE").

                                    RECITALS

         WHEREAS, LICENSOR has developed and is the proprietary owner of certain rights, titles and interest in and to technology and information which it owns, or lawfully possesses for itself or holds valid licenses from others, which it considers highly proprietary (the "CONFIDENTIAL INFORMATION") regarding certain technology, and has developed and is the proprietary owner of certain patented processes along with certain rights, titles and interests in and to the technology and information which it owns, or lawfully possesses. The list of Patents LICENSOR owns is attached as EXHIBIT A. the Patent Pending List is attached as EXHIBIT B, the FDA 510K Numbers are attached as EXHIBIT C and the Approved Platform Products is attached as EXHIBIT D.

         WHEREAS, LICENSOR has obtained from the U.S. Food and Drug Administration (the "FDA") Regulatory Clearance for a desktop Analyzer and Target System Diagnostic System. The Target Diagnostic System has 510K Clearance from the FDA for Rubella, Herpes, Rotavirus, Pregnancy, Inf. Moronic, Strep Group A, Myoglobin, CK-MB, Cocaine and Card.Trop-1.

         WHEREAS, LICENSOR is in the process of obtaining for HIV 1 & 2 utilizing the Target Diagnostic System Platform a FDA 510K Clearance, but said clearance has not yet been obtained.

         WHEREAS, LICENSOR has obtained from the FDA under the Trade Name and Devise Name B "DrugStop" FDA No. K991465 - Regulatory Class II approval for over-the-counter (OTC) sales to the general public. LICENSOR'S rights include the right to utilize the patent process in it's manufacturing of a home drug-screening test. LICENSOR provides, if necessary, a confirmation service at an additional cost to the customer. The FDA approved the device that is a preliminary screen to detect and identify the presence of drugs within the body using a urine sample. The device is designed to detect the presence of COC (Cocaine, Crack), THC (Marijuana, Pot, Cannabis), MOR (Opiates, Heroin, Morphine), AMP (Amphetamine, Speed, Metamphetamine), PCP (Angel Dust).

         WHEREAS, the parties to this Agreement acknowledge and agree that this License shall include all applications of the Target System and Drug Stop presently utilized or which may be developed in the future by either Party to this Agreement.

         WHEREAS, LICENSEE is a marketing company licensed to Brand Develop, Manage and provide sales Strategy for all aspects of a full marketing program to sell and distribute all of LICENSOR'S Intellectual Properties as set forth in Exhibits A, B, C and D under LICENSOR'S and/or LICENSEE'S Brand Names and under LICENSOR'S and/or LICENSEE'S trademark or any other Brand Names designated by LICENSEE.

         WHEREAS, LICENSEE desires to obtain the EXCLUSIVE rights from LICENSOR to sell and distribute all Products under its own brand name or names including all existing Brand names of LICENSOR.

         WHEREAS, it is the intent of the LICENSEE to file with the FDA for clearance to market and sell all the Products under LICENSOR'S and/or LICENSEE'S Brand Name or Names. LICENSOR herein agrees to assist, provide documentation, and join in any and all applications for approval required by the FDA.

         NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein, and intending to be legally bound, LICENSOR and LICENSEE hereby agree as follows:

                                   DEFINITIONS

         1.1 DEFINITIONS. Whenever used in this Agreement, the Recital above, or any Exhibit or Schedule hereto, unless otherwise required by the subject matter or the context, the following terms shall have the meanings respectively ascribed to them:

                  "AFFILIATE" means, in respect to any Person, any other Person that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with such first Person.

                  "ANCILLARY AGREEMENTS": None at the present time.

                  "BEST KNOWLEDGE" means, in respect of a Person, that nothing has come to the attention of that Person that gives such Person actual knowledge of the existence or absence of any material information or fact bearing on the matter.

                  "CLAIM" means a written notice asserting a breach of a representation, warranty or covenant specified in the Agreement which shall reasonably set forth, in light of the information then known to the party giving such notice, a description of and an estimate (if then reasonable to make) of the amount involved in such breach or for a claim for injunctive relief.

                  "CONFIDENTIAL INFORMATION" means any confidential or secret information or data, whether or not reduced to writing, pertaining to the license product, including scientific or technical knowledge, expertise, skill, practice, proprietary rights, copyrights, patented or un-patented inventions, formulas, trade secrets, manufacturing techniques and procedures, analytical methodology, processes, and data and shall include any and all technology, pending and existing intellectual property matters, including patenting, and copyrighting of LICENSOR'S product lines, technologies and inventions, and future plans and operations done in support of such future plans and operations.

         Provided however, that in respect of the obligations of either party hereunder, the term "Confidential Information" shall not include any information that (i) is now or subsequently enters the public domain through means other than direct or indirect disclosure by a party in violation of the terms of this Agreement or (ii) is lawfully communicated to a party by a third party, free of any confidentiality obligation, subsequent to the date hereof.

                  "COMMENCEMENT OF TERM OF AGREEMENT DATE" means the commencement of the Term of this Agreement as set forth in paragraph 2.2 (b) below.

                  "COMPLETION DATE" means the date upon which QT 5, Inc. shall have received written notice to the effect that the FDA has issued to QT 5, Inc. a Regulatory Clearance in the Field of Activity

                  "COMPETING PERSON" means any Person a substantial majority of whose business is in the same or similar business of LICENSEE and who is a direct competitor of LICENSEE or any of its Affiliates that is an Affiliate of such Person

                  "CONTROL" means (i) when used in respect of any Person, the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such entity, whether through the ownership of voting securities, by contract or otherwise, and (ii) when used in respect of any security, the possession, directly or indirectly, of the power to vote, or to direct the voting of, such security or the power to dispose of, or to direct the disposition of, such security.

                  "CONTROLLING PERSON" means, in respect of any business organization or other legal entity, a Person having control of such business, organization or entity, and any second Person having Control of such first Person, and so on in an ascending order up to and including the last Person having Control of the next preceding Person who is not subject to the Control of any other Person.

                  "ENHANCEMENTS" means any change, correction, modification, improvement, enhancement, addition or revision to the Licensed Products.

                  "FDA CLEARANCE" means an application to the FDA for the sale or other distribution of FDA 510K small device for professional use and/or OTC for the Patent Target System process for the HIV I & II immuno assay HIV Phase III, as well as all other FDA Clearances obtained by either LICENSOR or LICENSEE pursuant to this Agreement.

                  "GOVERNMENTAL AUTHORITY" means any governmental body, agency or official of any county or political subdivision of any country.

                  "INDEMNIFIED PARTY" means the Person who is entitled to indemnification for, and to be held harmless in respect of, a claim, cause of action or any other proceedings, as provided under the terms and subject to the conditions of this Agreement.

                  "INDEMNIFYING PARTY" means the party hereto that is obligated to indemnify and to hold harmless another Person in respect of a claim, cause of action or any other proceeding, as provided under the terms and subject to the conditions of this Agreement.

                  "INTELLECTUAL PROPERTY" means all intellectual and industrial property and includes (i) inventions and patents for inventions, including re-issue thereof and continuation and continuations in part, (ii) computer programs, (iii) copyrights, (iv) designs and industrial designs, (v) trade marks, and any word, symbol, icon, logo or other indicia or origin adopted or used in connection with the license or service and (vi) trade secrets and confidential information described in (d) above.

                  "INTELLECTUAL PROPERTY RIGHTS" means all intellectual and industrial property and other proprietary rights in respect of Intellectual Property, and includes all right to Intellectual Property.

                   "KNOW-HOW" means "The Confidential Information" and proprietary information, including any patents, formula, pattern, compilation, method, invention, technique or process, used in the creation of the Licensed Product.

                  "LICENSED PRODUCT" means those certain patents and proprietary rights of LICENSOR as described in EXHIBITS A, B, C AND D.

                  "LICENSOR" means VMM LLC, a Limited Liability Company organized and existing under the laws of the State of North Carolina.

                  "LICENSEE" means QT 5, INC. a corporation organized and existing under the laws of the State of Delaware.

                   "PERSON" means a human being, partnership, association, joint venture, corporation, legal representative, trustee, trustee in bankruptcy, receiver or any other legal entity whatsoever.

                   "REGULATORY CLEARANCE" means (a) (i) in the case of a product, a clearance by the FDA and (ii) in the case of product clearance by the FDA for the sale or other disposition of the patent target system for its specific and intended use; or (b) in the event of any change in the regulatory process, a clearance similar to the foregoing for the sale and distribution of said product.

                   "RIGHT OF FIRST REFUSAL" means the right given to LICENSEE of first refusal as set forth in paragraph 2.2 (c).

                   "TERM" means the term of this Agreement as set forth in paragraph 2.2 (a) Term.

                   "THIRD PARTY CLAIM" means, in respect of the obligations of an Indemnifying Party hereunder, a claim asserted against, imposed upon or incurred by the Indemnified Party by any third party.

                   ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS.2 ADDITIONAL TERMS. The definitions in Section 1.1 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and "including" and shall be deemed to be followed by the phrase "without limitation." All references to "party" and "parties" shall be deemed references to the parties to this Agreement and to a party's successor in title unless the context shall otherwise require. All references to Sections and Paragraphs shall be deemed references to Sections and Paragraphs of this Agreement, unless the context shall otherwise require. All references herein to Schedules and Exhibits shall be deemed to be references to the Schedule(s) and Exhibit(s) attached to this Agreement. The terms "this Agreement", "hereof", "hereunder", and similar expressions refer to this Agreement as a whole and not to any particular Article or Section or other portion hereof and include any agreement supplemental hereto. The conjunction "or" shall be understood in its inclusive sense (and/or).

                   HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS .3 HEADINGS . The division of this Agreement into Articles and Sections and the insertion of headings are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

                                    ARTICLE 2

2.1      GRANTING OF LICENSE.

         Subject to the terms and conditions of this Agreement, LICENSOR hereby grants LICENSEE a right to utilize, sell, or resell all LICENSOR Products as specified in EXHIBITS A, B, C AND D hereof under LICENSOR'S and/or LICENSEE'S own Trade Names, Brand Names and Trademark WORLDWIDE. All products Licensed herein that are specifically designated for professional and the general public consumption (over the counter) are warranted by LICENSOR to meet any and all government requirements and clearances for sale in the respective professional and over-the-counter market.

2.2      TERM

         (a) The Term of this Agreement shall be for one (1) year commencing as of the Commencement of Term of Agreement Date (defined below). This Agreement shall be extended for four (4) additional Terms of one (1) year each on condition that LICENSEE achieves its Sales Projections after the Commencement Date. The Sales Projections are attached to this Agreement as Exhibit "E" ("Sales Projections") and incorporated herein by reference and shall commence as of the Commencement of Term of Agreement Date defined below. All of the provisions of this Agreement shall continue in full force and effect during the extension period and any subsequent extension periods.

This Agreement shall be automatically extended for an additional five (5) year period so long as neither party causes a termination of this Agreement pursuant to the terms hereof.

         (b) COMMENCEMENT OF TERM OF AGREEMENT DATE: The Effective Date of this Agreement is the date of its execution, however, the Commencement of the Term of Agreement Date starts as set forth in this paragraph 2.2 (b) Both Parties recognize that the Product for HIV 1 &2 utilizing the Target Diagnostic System Platform has not received a FDA 510K Clearance. It is the intent of the Parties that the First year of the Term of this Agreement shall be set to commence six (6) months after (a) the obtaining of a FDA 510K Clearance for the HIV 1 &2 as well as all statutory waiting periods in respect of the same shall have expired and no such clearances shall contain any conditions, restrictions or requirements which LICENSEE reasonably determines would either before or after an effective time period and has a material adverse effect on LICESSEE in marketing the HIV 1 & 2 Product contemplated by this Agreement, taken as a whole and (b) LICENSOR has obtained a manufacturer to manufacturer said Products [consistent with the Pricing of the Product] as set forth in Sales Projections attached as Exhibit "E". Both Parties agree to use their best efforts to obtain said FDA 510K Clearance for HIV 1 & 2 Target Diagnostic System and obtain the best manufacturing price for the Product.

         (c) PERFORMANCE OF SALES PROJECTIONS: In the event that LICENSEE fails to perform the Sales Projections as set forth in Exhibit "E" after the Commencement Date, LICENSEE shall have the right to extend the duration of this Agreement, as set forth above, upon the payment to LICENSOR of $200,000, for each year, limited to two One (1) year extensions for a total of Two (2) years until said Sales Projections are achieved. In the event that any specific product contained within this Agreement does not, after best efforts attempt by the LICENSEE, meet acceptable levels of sales as reflected by the Sales Projections attached herein (whether by obsolesce of design, by non competitive manufacturing costs or FDA rejection of approvals ), LICENSEE may exclude that product from it's Sales Projections without invalidating the exclusivity of the rest of the product licenses granted herein.

         LICENSOR grants to LICENSEE the right to sell and market any products that have been cleared with a 510K FDA clearance and such sales shall be included in achieving the Sales Projections.

         (d) RIGHT OF FIRST REFUSAL: LICENSOR herein shall have the right to sell, assign and transfer its Patent rights to any of the Patents listed in this Agreement. In the event that LICENSOR receives an offer to purchase said Patent rights and decides to sell said rights, LICENSOR shall first offer the right to purchase to LICENSEE for the price and the terms of the intended sale. LICENSEE shall have thirty (30) days from the date that LICENSOR delivers to LICENSEE a copy of the offer in which to accept or reject. Failure by LICENSEE to notify LICENSOR shall be construed as a refusal of LICENSEE to exercise its right of first refusal and LICENSOR shall have the right to sell said Patents.

                  2.3      PRIVATE LABEL RESELLER

         LICENSOR acknowledges that it is a PRIVATE LABEL RESELLER (PLR) and that LICENSEE shall purchase the products under this Agreement for resale in the professional and over the counter (retail) market together with any and all direct or indirect markets that LICENSEE shall develop as part of its marketing program. The LICENSEE shall have the following rights:

                  (a) The right to utilize as a private label any and all label approved by the FDA for LICENSOR with LICENSEE'S name, logo or any other label thereafter selected by LICENSEE and approved by the FDA. In that connection, LICENSOR shall provide LICENSEE with copies of all documents provided to the FDA in which it obtained approval for any of the Licensed Products and join with LICENSEE, if necessary, in any application for said approval for LICENSEE'S label approval.

                  (b) Re-market to unaffiliated third party users in the regular course of business, and/or;

                  (b) LICENSEE may include LICENSOR product(s) as part of an integrated set of products sold direct (retail outlets) or through third parties as a comprehensive product service or consumer solution.

                  2.4      USE OF TRADEMARK

         LICENSOR hereby grants LICENSEE the right to use and display LICENSOR'S trademarks, service marks, and trademarks and trade names that are applicable to LICENSOR Product(s) under this private labeling agreement. LICENSEE may use any of LICENSOR'S Marks as part of its corporate, trade or other business name.

                                    ARTICLE 3

                  3.1      PRODUCTS

         LICENSOR'S Licensed Products are specified in EXHIBITS A, B, C, AND D attached hereof.

                                    ARTICLE 4

                 REPRESENTATIONS AND WARRANTIES OF THE LICENSOR

         To induce the LICENSEE to acquire the License rights, the LICENSOR hereby makes the following representations and warranties:

         4.1 ORGANIZATION. STANDING AND QUALIFICATIONS . LICENSOR, VMM, LLC is a Limited Liability company, duly organized, validly existing and in good standing under the laws of the State of North Carolina. The LICENSOR has full power and authority to carry on its business as it is now being conducted and to own the property and assets it now owns. The Individual LICENSORS have full rights to enter into this Agreement.

         4.2 AUTHORIZATION . The LICENSOR that is a LLC has full power and authority to execute and deliver this Agreement to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action required by law, the LICENSOR'S Articles or otherwise to be taken by the LICENSOR to authorize the execution and delivery of this Agreement and the agreements specified herein or the consummation of the transactions contemplated hereby and thereby.

         4.3 BINDING AGREEMENTS. This Agreement constitutes the legal, valid and binding obligations of the LICENSOR, enforceable in accordance with its terms.

         4.4 NO VIOLATION. Neither the execution and delivery by the LICENSOR of this Agreement nor the consummation by the LICENSOR of the transactions contemplated hereby will (a) violate any provision of the Articles of VMM, LLC;
(b) conflict with or violate any statute, law, regulation, rule, order, judgment or decree of any court or Governmental Authority binding upon or applicable to the LICENSOR. The LICENSOR is not a party to, nor is it bound by, and the LICENSOR Product Line are not subject to, any agreement or commitment that prohibits the execution and delivery by the LICENSEE of this Agreement or the consummation of the transactions contemplated hereby.

         4.5 LITIGATION. No action, suit, inquiry, audit, or to the Best Knowledge of the LICENSOR no proceeding or investigation, by or before any court or governmental or other regulatory or administrative agency or commission is currently pending or, to the Best Knowledge of the LICENSOR threatened, against, involving or arising in connection with the LICENSOR'S Product Line or that questions or challenges the validity of this Agreement or any action taken or to be taken by the LICENSOR pursuant to this Agreement.

         4.6 RIGHT TO LICENSE LICENSOR'S PRODUCT LINE. LICENSOR has the right to license the intellectual property as described in Exhibits A, B, C, and D and the right to manufacture Products utilizing said intellectual property rights and patents.

         4.7      INTELLECTUAL PROPERTY RIGHTS.

                  To the Best Knowledge of the LICENSOR, the License rights and the use thereof will not infringe upon or violate any Patent and Intellectual Property Right of any Third Person. Further, LICENSOR herein agrees that it shall renew any and all patents required to insure the rights of both LICENSOR and LICENSEE under this Agreement.


                                   ARTICLE 5

                 REPRESENTATIONS AND WARRANTIES OF THE LICENSEE

To induce the LICENSOR to enter into this License Agreement with the LICENSEE, the LICENSEE hereby represents and warrants to the LICENSOR as follows:

         5.1 CORPORATE ORGANIZATION AND GOOD STANDING. The LICENSEE is a Corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware.

         5.2 AUTHORIZATION. The LICENSEE has full corporate power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action required by law, the LICENSEE'S Articles of Incorporation, or otherwise to be taken by the LICENSEE to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

         5.3 BINDING AGREEMENTS. This Agreement constitutes the legal, valid and binding agreements of the LICENSEE enforceable in accordance with its terms.

         5.4 NO VIOLATION. Neither the execution and delivery by the LICENSEE of this Agreement nor the consummation by the LICENSEE of the transactions contemplated hereby, will (a) violate any provisions of the Articles of Incorporation of the LICENSEE; (b) conflict with or violate any statute, law, regulation, rule, order, judgment or decree of any court or Governmental Authority binding upon or applicable to the LICENSEE or by which the property or assets of the LICENSEE are bound or affected.

         5.5 LITIGATION. No action, suit, inquiry, audit, or to the Best Knowledge of the LICENSEE no proceeding or investigation, by or before any court or governmental or other regulatory or administrative agency or commission is currently pending or, to the Best Knowledge of the LICENSEE threatened, against, involving or arising in connection with the LICENSEE entering into this Agreement or that questions or challenges the validity of this Agreement or any action taken or to be taken by the LICENSEE pursuant to this Agreement.

                                    ARTICLE 6
                            COVENANTS OF THE PARTIES

         6.1      COOPERATION.

                   (a) Each party shall cooperate reasonably with the other in preparing and filing all notices, applications, reports and other instruments and documents which are required by any statute, rule, regulation or order of any Governmental Authority in connection with the transactions contemplated by this Agreement, including the Private Label of the licensed Product with the FDA.

                  (b) LICENSEE agrees not to use or exploit LICENSOR'S Product Line in a manner that can be reasonably foreseen to bring it into disrepute or materially diminish the value of exploiting such Product Line in connection with the marketing, promotion, distribution, sale, licensing or use of the Products.

                                    ARTICLE 7

CONFIDENTIAL INFORMATION

         7.1 CONFIDENTIALITY OF INTELLECTUAL PROPERTY OF LICENSOR AND CUSTOMER PROPRIETARY MARKETING DATA OF LICENSEE

         It is expressly understood and agreed that all intellectual property and data furnished to LICENSEE by LICENSOR or any information or data regarding customers or data provided by LICENSEE to LICENSOR and such data as may be provided by one to the other regarding and including that required for the proper marketing, sale or re-sale of its products, all of which constitutes a valuable intellectual proprietary property and trade secret(s) of LICENSOR or LICENSEE, as the respective party providing such data has divulged. Providing such material, under any circumstances, shall not constitute a grant of any right of reproduction, manufacturing, distributing, resale, re-licensing (except as later set forth) or ownership in any manner whatsoever. Both LICENSEE and LICENSOR agree as follows:

         (a) To observe complete confidentiality with regard to all aspects of such data including, without limitation, agreeing not to disclose or otherwise permit any other person or entity access to, in any manner, any such data in any form whatsoever. Such disclosure or access shall only be permitted to an employee of LICENSOR or LICENSEE as the case might be of the Marketing Plans, Business Relationships, Automated Customer Service (CRM) Systems and any other proprietary business or client information as permitted and on the terms and conditions defined in this License Agreement;

         (b) To ensure that both LICENSOR and LICENSEE and their respective employees, agents, representatives, independent contractors, customers, sub contractors or sub LICENSEE'S and business invitee's and guests are advised of the confidential nature of such data and to insure by agreement or otherwise that they are prohibited from copying or revealing, for any purpose whatsoever, the contents of the data;

         (c) LICENSEE shall not alter or remove any copyright or proprietary rights notice of identification, which indicates LICENSOR'S ownership of the Product. LICENSOR shall not alter or remove any proprietary rights, notice of identification, which indicates LICENSEE'S confidential data, including customer data:

         (d) Each respective party agrees to notify the other promptly and in writing of the circumstances surrounding any possession, use or knowledge of any such data of which either LICENSOR or LICENSEE has knowledge by any person or entity other than those authorized;

         (e) Each respective party agrees to take any and all actions reasonably necessary or desirable to ensure continued confidentiality and protection of all such data and to prevent access to such data by any person or entity not authorized by this section.

         Should this Agreement terminate for any reason (including without limitation, breach by LICENSEE of any of its obligations hereunder), the confidentiality provisions of this Agreement shall survive the termination of this Agreement and shall continue to be binding upon both LICENSOR and LICENSEE.

                                    ARTICLE 8

                       PROTECTION OF THE LICENSOR'S RIGHTS

         8.1 NOTICE OF INFRINGEMENT OR UNAUTHORIZED USE. LICENSEE shall promptly inform LICENSOR in writing of any act of infringement, unauthorized use, piracy or misappropriation of, or breach of any confidentiality agreement pertaining to, or in any way affecting, the Licensed Property, or any Enhancements thereto, that are discovered by LICENSEE or are otherwise brought to its attention. Each party shall promptly inform the other party in writing of any notice of claim or action, or any threatened claim or action, against either party by any third Person arising out of in any way related to the Licensed Product.

         8.2      INSTITUTION, PROSECUTION AND DEFENSE OF CLAIMS.

                  (a) (i) Promptly following the delivery to the LICENSOR of notice from the LICENSEE of any act of any infringement, unauthorized use, piracy or misappropriation of, or breach of any confidentiality agreement or affecting the Licensed Property, or, in the case where such infringement, unauthorized use, piracy misappropriation or breach is discovered by the LICENSEE or is otherwise brought to its attention and the LICENSEE provides to the LICENSOR written notice thereof, then promptly following the delivery of such notice to the LICENSOR, the LICENSOR shall take such steps as shall be necessary in order to protect the LICENSEE and the LICENSOR'S rights with respect to the said Licensed Property, respectively, including, but not limited to, instituting or authorizing others to institute any claim, suit or proceeding at law or in equity arising out of or related to the infringement, unauthorized use, piracy or misappropriation of, or breach of any confidentiality agreement pertaining to, or in any way affecting the Licensed Property.

                  (ii) The institution, prosecution, maintenance and control of any claim, suit or proceeding at law or in equity arising out of or related to, or in any way affecting the Licensed Property shall be subject to the direction and control of the LICENSOR, at its sole cost and expense, and any and all sums that may be received, obtained, collected or recovered in any such claim, suit or proceeding, whether by decree, judgment, settlement or otherwise, shall be the sole and exclusive property of the LICENSOR.

         (b) If requested by LICENSOR, LICENSEE shall join the LICENSOR as, a party complainant in any such claim, suit or proceeding.

         (c) LICENSOR shall defend, at its own expense, any claim that a Third-Party shall institute effecting the Licensed Product granted to the LICENSEE herein. LICENSEE shall cooperate fully in the defense of any such claim, suit or proceeding against any party by a third Person, brought in connection with, arising out of or related to the Licensed Property, and each party shall execute such documents and take such actions as may be reasonably requested by the other party and consistent with the rights and obligations of the parties hereunder.

         (d) LICENSOR shall indemnify LICENSEE for any costs, damages, or other expenses suffered by LICENSEE in connection with any Third-Party claiming that said Third-Party is the owner or has rights to the Licensed Product licensed to LICENSEE.

         (e) LICENSEE may, in its sole discretion, and with the consent of LICENSOR, undertake to institute and prosecute any claim, suit or proceeding at law or in equity arising out of or related to, or in any way affecting the Licensed Property in which case it shall be subject to the direction and control of the LICENSEE, at its sole cost and expense, and any and all sums that may be received, obtained, collected or recovered in any such claim, suit or proceeding, whether by decree, judgment, settlement or otherwise, shall be the sole and exclusive property of the LICENSEE. If requested by LICENSEE, LICENSOR shall join the LICENSEE as a party complainant in any such claim, suit or proceeding

                                   ARTICLE 9

                                 INDEMNIFICATION

         9.1 SURVIVAL OF REPRESENTATIONS AND WARRANTIES AND COVENANTS. Except as otherwise expressly provided herein, all representations and warranties made by any party in this Agreement shall survive from and after the date hereof and shall continue in effect for a period of two (2) years from the date hereof, and all covenants made by any party in this Agreement shall survive indefinitely unless otherwise terminated by the parties. Any right of indemnification pursuant to this Article 13 in respect of a claimed breach of any representation, warranty or covenant shall expire at the date of expiration of the representation, warranty or covenant claimed to be breached (the "Expiration Date"), unless on or prior to the Expiration Date a Claim has been made against the party from whom indemnification is sought. If a Claim is timely made, it may continue to be asserted beyond the Expiration Date of the representation, warranty or covenant to which such Claim relates.

                  9.2      INDEMNIFICATION.

                  (a) The LICENSOR hereby agrees to indemnify and hold harmless LICENSEE from and against all Damages asserted against, imposed upon or incurred by LICENSEE, directly or indirectly, by reason of or resulting from, any breach or inaccuracy of any representation, warranty or covenant of the LICENSOR set forth in this Agreement.

                  (b) The LICENSEE hereby agrees to indemnify and hold harmless LICENSOR from and against all Damages asserted against, imposed upon or incurred by LICENSOR, directly or indirectly, by reason of or resulting from any breach or inaccuracy of any representation, warranty or covenant of the LICENSEE set forth in this Agreement.

                  9.3 LIMITATION OF INDEMNIFICATION. LICENSOR herein shall be obligated to indemnify LICENSEE for only such Third-Party Claims that are established by a court judgment or order against LICENSEE involving and limited to the Proprietary Patent(s) or any Enhancements thereto. The obligations and liabilities of LICENSOR to indemnify LICENSEE shall be subject to the following terms and conditions:

                  (a) LICENSOR shall indemnify and save LICENSEE harmless from all liability for actual infringement of any Third-Party Patent(s) claimed by said Third-Party to be the Patent(s) used and developed by LICENSOR. And, LICENSOR shall indemnify and save LICENSEE harmless from and against all costs, counsel fees, expenses and liabilities incurred in or about any claim of or action for such infringement; provided however, that LICENSEE shall promptly notify LICENSOR, in writing of said Third-Party Claim and transmit to LICENSOR all papers served on LICENSEE in any suit involving such claim of infringement, and provided further, that LICENSEE permits LICENSOR to have entire charge and control of the defense of any such suit.

                  (b) LICENSEE shall provide LICENSOR with all records and documents within the LICENSEE'S possession, custody, or control relating to any Third-Party Claim. Nothing in this provision shall be deemed to constitute a waiver of any attorney-client, work-product or joint defense privilege.

                  (c) LICENSOR'S indemnity obligation set forth in this Section shall survive the termination or expiration of this Agreement with respect to the Third-Party's Claim of rights to the Proprietary Patent(s) of LICENSOR which occurs during the Term.

                                   ARTICLE 10

TERMINATION

                  10.1     TERMINATION OF THIS AGREEMENT

         If either party breaches a material provision of this Agreement and fails to cure such violation within thirty (30) days after written notice of said breach has been mailed by the other party, this Agreement shall terminate. Upon termination, the terms and conditions herein will continue to apply to LICENSOR Products owned by LICENSEE. If any outstanding debts are owing to either party by the other, these amounts shall become due and payable immediately.

                  (a) LICENSEE'S DEFAULT. If any of the following events occur, LICENSEE shall be in default and LICENSOR shall have the right to immediately terminate this Agreement upon written notice to LICENSEE.

         If LICENSEE ceases to function as a going concern, makes an assignment for the benefit of creditors, files a petition in bankruptcy, permits a petition in bankruptcy to be filed against it, or admits in writing its inability to pay its debts as they mature or if a receiver is appointed for a substantial part of its assets;

         LICENSEE ceases to carry on the business of a LICENSEE of LICENSOR'S Products;

                  (b) LICENSOR'S DEFAULT. If any of the following events occur, LICENSOR shall be in default and LICENSEE, at its option, shall have the right to terminate this Agreement upon thirty (30) days written notice to LICENSOR.

         LICENSOR ceases to function as a going concern, makes an assignment for the benefit of creditors, files a petition in bankruptcy, permits a petition in bankruptcy to be filed against it, or admits in writing its inability to pay its debts as they mature or if a receiver is appointed for a substantial part of its assets;

                  (c) OBLIGATIONS ON TERMINATION. Upon termination of this Agreement for any reason whatsoever, LICENSEE and LICENSOR shall perform each and all of the following obligations, all of which shall survive such termination:

         (i) LICENSEE shall discontinue the use of any LICENSOR trade or service Marks.

         (ii) LICENSEE will promptly refer to LICENSOR the details of any verbal or written inquiries LICENSEE may receive regarding any of LICENSOR'S Products, and, in the case of written inquiries, will provide copies thereof to LICENSOR;

         (iii) LICENSEE shall do all other things as LICENSOR may reasonably request for the purpose of terminating LICENSEE'S business and contractual arrangements with LICENSOR and effecting an orderly transition of sales and/or service from LICENSEE to LICENSOR.


                                   ARTICLE 11

                                  CONSIDERATION

         11.1     CONSIDERATION FOR EXCLUSIVE LICENSE.

                  Upon the execution of the Modified Agreement, LICENSEE issued to LICENSOR Two Million Two Hundred Sixty Thousand Six Hundred (2,260,600) restricted shares of LICENSEE'S ( Common Stock in addition to One Million One Hundred Sixty (1,000,160) restricted shares of LICENSEE'S Common Stock previously issued to Victor Parker. Therefore, the total stock consideration is Three Million Two Hundred Sixty Thousand Seven Hundred Sixty (3,260,760) shares

(the "Shares"). Said Shares represent the consideration paid by LICENSEE to LICENSOR for the exclusive rights granted under this Agreement

      REMOVAL OF LEGEND LICENSEE shall remove any legend on the Shares within ten (10) days of the qualifying date for removal of such legends in compliance with Securities and Exchange Commission requirements.

                                   ARTICLE 12

                            MISCELLANEOUS PROVISIONS

         12.1     NOTICES

                  (a) All notices, request, demands and other communications which are required or may be given pursuant to the terms of this Agreement shall be in writing and shall be deemed delivered (i) on the date of delivery when delivered by hand; (ii) on the date of transmission when sent by facsimile transmission during normal business hours with telephone confirmation of receipt; (iii) on the next business day after transmission when sent by facsimile transmission after normal business hours; (iv) two (2) days after dispatch when sent by a reputable courier service that maintains records of receipt or (v) five (5) days after dispatch when sent by registered mail, postage prepaid, return=receipt requested; provided that, in any such case, such communication is addressed provided in the immediately following paragraph (b).

                  (b) All notices, request, demands and other communications, which are required or may be given pursuant to the terms of this Agreement shall be addressed as follows:

                      (i)  If to LICENSOR.

                           VMM, LLC
                           2929 Vail Avenue
                           City of Commerce
                           California 90040.
                           Telephone:  (323) 721 8552
                           Facsimile:  (323) 721 8554

                      (ii) If to LICENSEE.

                           QT 5, INC.
                           Lindero Canyon Road
                           Suite 120
                           Westlake Village, CA 91362
                           Telephone:  818 338 1510
                           Facsimile:  818 338 1551


Or to such other address as any party shall have designated by notice in the foregoing manner to the other parties.

         12.2 COMPLIANCE WITH LAWS. In connection with the License granted herein and the consummation of the transactions contemplated hereby and the performance by a party of its obligations hereunder, each of the LICENSOR and the LICENSEE shall comply with all applicable laws, requirements, rules, regulations and standards of Governmental Authorities of any pertinent jurisdiction so that neither of the parties shall be subject to any fines or penalties; or violate any laws or regulations affecting the lease, license and sale of the Products contemplated herein.

         12.3 AUTHORITY TO CONTRACT AND PERFORM. Both LICENSOR and LICENSEE represents that they each respectively have full right and authority to enter into this Agreement and to perform its obligations and that it has not made and will not make any contract or commitment contrary to the terms of this Agreement.

         12.4 ETHICS AND COMPLIANCE WITH LAW. Both LICENSOR and LICENSEE covenant each with the other, that they will maintain the highest ethical business standards and avoid and refrain from being involved in any activities which may in any manner disparage the LICENSOR'S or LICENSEE'S Products. Furthermore in the conduct of its business, both LICENSOR and LICENSEE will comply with all applicable Federal, State and local laws, rules and regulations.

         12.5 CHOICE OF LAW. The validity, construction and performance of the Agreement shall be interpreted, construed and enforces according to the laws of the State of California.

         12.6     [INTENTIONALLY OMITTED]

         12.7 ENTIRE AGREEMENT. This Agreement (together with the Schedules and the Exhibits expressly identified in this Agreement) constitutes the entire agreement of the parties with respect to the subject matter hereof and thereof, and supersedes all prior agreements and understandings of the parties, oral and written, in respect of such subject matter.

         12.8 BINDING EFFECT. This Agreement binds and insures the benefit of the parties hereto, their respective heirs, representatives, successors or assigns.

         12.9 PARAGRAPH HEADINGS. The paragraph headings in this Agreement are for convenience only, and they have no substantive or interpretive effect.

         12.10 WAIVER. Neither modification of this Agreement nor any waiver of any term or condition hereof shall be effective unless it is in writing and signed by the parties hereto. If either party fails to meet the requirements of any term of this Agreement or waives any breach hereunder, that failure or waiver will neither prevent a subsequent enforcement of such term nor be deemed a waiver of any subsequent breach.

         12.11 PARTIAL INVALIDITY. In the event of the determination that any terms, covenant or condition of this Agreement is of no force or effect, the remaining terms, conditions or covenants contained herein shall not be affected thereby, and the obligations of the parties hereto with respect to the performance of the remaining terms, covenants and conditions shall continue in full force and effect.

         12.12  ASSIGNMENT. Either Party may assign this Agreement.

         12.13 INDEMNITY. LICENSOR and LICENSEE agree to each hold the other free and harmless from any and all claims, damages and expenses of any kind or nature whatsoever: (1) arising from acts of the other; or (2) as a direct or indirect consequence of termination of this Agreement in accordance with its terms. LICENSOR agrees to hold LICENSEE free and harmless from any and all claims, damages, and expenses of any kind or nature including attorneys fees and costs arising out of any claim of patent or other infringements by a third party as it relates to the use by LICENSEE of product(s) supplied to LICENSEE by LICENSOR. Further, LICENSEE is relying on the representations of LICENSOR that it has the approval from the FDA for over-the-counter sales to the general public. In that regard, LICENSOR agrees to hold LICENSEE free and harmless from any and all claims, damages, and expenses of any kind or nature including attorney fees and cost arising out of any claim from the FDA or any other governmental agency regarding the sale of the product to the public. This indemnification shall be void and of no force or effect if LICENSEE fails to obey or comply with any reasonable instruction or limitation imposed by LICENSOR or the FDA. This section shall inure to the benefit of anyone who buys product(s) from LICENSEE that was supplied by LICENSOR.

         12.14 EXECUTION IN COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         12.15 RELATIONSHIP OF THE PARTIES. LICENSEE is an independent contractor and private labeler. Nothing in this Agreement will be deemed or construed to create an agency, partnership, joint venture or employment relationship between LICENSOR and LICENSEE. LICENSEE will, under no circumstances, represent itself directly or by implication, as LICENSOR'S agent or employee, nor will LICENSEE purport or attempt to bind LICENSOR to any liability or obligation whatsoever. Nothing contained herein will impose any liability on LICENSOR in connection with the operation of LICENSEE'S business, or for any expenditure, obligation or liability incurred by LICENSEE in performing or preparing to perform, any of its obligations under this Agreement. The credit risk with respect to sales by LICENSEE to its customers will be borne by LICENSEE, and the collectibles of any amount due LICENSEE will in no respect eliminate, reduce or otherwise affect an obligation of LICENSEE to LICENSOR.

         12.16 AMENDMENT. This Agreement may only be modified, supplemented or amended by a written instrument executed by the parties to it.

         12.17 CONDITIONS PRECEDENT. Each and every provision of this Agreement shall be contingent and become effective only upon the execution and delivery of the Intellectual Property hereinabove described.

         12.18   SCHEDULES. EXHIBITS AND OTHER AGREEMENTS.

                 (a) The Schedules, Exhibits and other agreements specifically referred to in, and delivered pursuant to, this Agreement are an integral part of it. Any disclosure that is made in any of the Schedules delivered pursuant to this Agreement shall be deemed responsive to any other applicable disclosure obligation hereunder.

                 (b) The following are the Exhibits and Schedules annexed hereto and incorporated by reference and deemed to be part hereof:

                        (i) Exhibits:

                            Exhibit A - List of Patents of Licensor
                            Exhibit B - Patent Pending List
                            Exhibit C - FDA 510K Numbers
                            Exhibit D - Approved Platform Products
                            Exhibit E - Sales Projections

                                 SIGNATURE PAGE


         IN WITNESS WHEREOF, LICENSOR and LICENSEE have executed this Agreement this ________ day of February 2004.


LICENSOR                                     LICENSEE

VMM, LLC                                     QT 5. INC.
                                             5655 LINDERO CANYON RD. # 120
                                             WESTLAKE VILLAGE, CALIFORNIA, 91362


BY                                           BY:
   ------------------------------                -------------------------------
   Victor Parker                                 Timothy J. Owens
   Its: Managing Member                          Its: CEO

                                   EXHIBIT A


TARGET SYSTEM AND DRUG TEST CUP PATENT NUMBERS


PATENTS              ISSUED         TARGET SYSTEM
-------              ------         -------------

1. NO 4,748,042      5/31/88        Target Ringing & Spotting Machine (method
                                    and Apparatus for imprinting membrane with pattern of antibody)

2. NO 4,797,260      1/10/89        Target Cassette (Antibody testing system)

3. NO 5,036,569      8/6/61         Target Filter/Funnel Assembly Machine
                                    (Apparatus for automatically assembling
                                    filter into funnel).

4. NO 5,137,691      8/11/92        Target Cassette with Removable Air Gap
                                    (Antibody testing system with removable air gap)

5. NO 5,334,538      8/2/94         Gold Sol Immunoassay System and Device (A
                                    system for one step immunoassay testing).

                                   EXHIBIT B


PATENT PENDING


Application Number 20020085953  Drug Test Kit

                                   EXHIBIT C


                               FDA 510(k) NUMBERS

(SEE ATTACHED FDA-CENTER FOR DEVICES AND RADIOLOGICAL HEALTH 510(k) PREMARKET NOTIFICATION DATABASE REPORTS)

        DEVICE NAME                                           510(k) NUMBER
        -----------                                           -------------

        DRUGSTOP(TM)                                             K991465
        DRUG CHECK                                               K980153
        RUBELLA-CUBE(TM)                                         K892051
        CMV-CUBE(TM)                                             K884842
        ROTACUBE (ROTAVIRUS)                                     K884017
        BLUE DOT TM TEST FOR PREGNANCY                           K882588
        FIRST SIGN (PREGNANCY, HCG)                              K973208
        V-TREND TARGET IM TEST (INFECTIOUS MONONUCLEOSIS)        K890041
        TARGET STREP A (STREPTOCOCCUS SPP.)                      K880460
        DRUG CHECK (COCAINE AND COCAINE METABOLITES)             K980153
        TARGET COCAINE METABOLITE-R                              K910122
        TARGET COCAINE METABOLITE-V                              K910123
        TARGET MYOGLOBIN TEST                                    K963680
        TARGET TM CK-MB                                          K890295
        TARGET CARDIAC TROPONIN I TEST                           K972094
        TARGET HCG. ENZYME IMMUNOASSAY REGENTS                   K862247
        TARGET ASO TEST                                          K910073
        TARGET(TM)-HOG                                           K914303
        TARGET(TM)CANNABINOIDS-V TEST                            K910892
        TARGET(TM)CANNABINOIDS-R TEST                            K910893
        TARGET AMPHETAMINE/METHAMPHETAMINE-V (VISUAL METH)       K910738
        TARGET AMPHETAMINE/METHAMPHETAMINE-R (READER METH)       K910739
        TARGET(TM)HOG ONE STEP                                   K903937
        V-TREND TARGET RF TEST                                   K904105
        TARGET(TM)QUANTITATIVE HCG                               K890131
        V-TREND TARGET CRP TEST                                  K892231
        TARGET OPIATES-R                                         K890978
        TARGET OPIATES-V                                         K890979
        V-TREND TARGET CRP TEST                                  K890423
        TARGET READER                                            K885254

                                   EXHIBIT D

                           APPROVED PLATFORM PRODUCTS


HCG- Human chorionic gonadotropin (Pregnancy Test) Rapid enzyme immunoassay test for qualitative detection of HCG in urine, serum and plasma. HCG is a hormone produced by the developing placenta. Serum and urine levels of HCG climb rapidly, starting as soon as the week following implantation, reaching peak levels near the end of the first trimester. One-step technology offers superior speed and simplicity without sacrificing sensitive and specific results.

STREP A Detects group A streptococci, the cause of upper respiratory infections and pharyngitis. Identification is essential for the selection of appropriate antibiotic therapy to avoid complications such as acute glomerulonephritis or rheumatic fever. The test detects group A strep antigen directly from extracted throat swabs or swabs from culture plates for test confirmation.

CK-MB Creatine Kinase (CK) Muscle (M) Brain (B) Rapid immunoassay for the quantitative detection of CK-MB. CK-MB measurements in serum can provide useful information to help confirm or exclude that myocardial infraction has occurred. The amount of CK-MB released can also assess the infract size. CK_MB is found predominantly in the myocardial tissue. Detectable increases in CK-MB levels from non-cardiac sources are rare.

MYOGLOBIN Rapid enzyme immunoassay test for the quantitative detection of Myoglobin in serum and plasmas an aid in the rapid diagnosis of acute myocardial infarction.

TROPONIN I Rapid enzyme immunoassay test for the quantitative determination of cardiac troponin I in serum and plasma as an aid in the rapid diagnosis of myocardial in fraction. Troponin is a thin filament associated complex of the myocyte. Troponin I is a protein with a high specificity for cardiac injury.

RUBELLA Rapid enzyme immunoassay test for qualitative detection of rubella virus specific IgG antibody. Rubella is a highly contagious yet generally mild disease in most people. However, it has great significance in women infected with rubella, the virus may infect the placenta, multiply and induce serious damage to the fetus, including low birth weight, cardio vascular detects, mental retardation and bone defects. Therefore, all women of child bearing age, as well, as school age children and healthcare personnel should be screened for immunity to rubella.

CMV Rapid enzyme immunoassay for qualitative detection of antibody to Cytomegalovirus in serum and plasma. Cytomegalovirus (CMV) is human viral pathogen belonging to the herpes family. Infection in humans is wide spread and usually results in asymptomatic disease. However, severe symptomatic infections a very significant risk in infants and immunocomprised patients.

ROTAVIRUS Rapid enzyme immunoassay test for qualitative detection of human rotavirus particles and antigens in human fecal specimens. Rotavirus is a major cause of gastroenteritis in infants, young children and the elderly. During the winter months a portion of gastroenterics in children is due to rotavirus infection. The disease manifests with the symptoms of vomiting diarrhea, and fever. Rapid and accurate diagnosis is important to avoid inappropriate antibiotic therapy, provide proper treatment early and to prevent spread of nosocmial infection.

MONO Qualitative and quantitative detection of heterophile antibodies associated with infectious mononucleosis. IM is an acute disease caused by the Epstein Barr virus. Heterophile antibodies are the primary antibodies, which appear in the patient's serum, usually 1 to3 weeks after the onset of symptoms Common symptoms include fatigue, pharyngitis, fever, lymphadenopatherapy and splenomegaly.

CRP C-reactive protein is an acute phase protection. The test is a solid phase gold immunoassay for the detection of CRP. Quantitative CRP measurements have been found to provide reliable early indication of postoperative inflammatory complications if monitored on a daily basis. CRP is also predictive of clinical cardiovascular disease.

READER The Reader is designed to interpret selected membrane enzyme immunoassays. The instrument is designed for laboratory, emergency room or field use and requires only a few minutes to learn to operate. The reader permits more precise, accurate readings of test results than visual interpretation.

                                    EXHIBIT E

                                SALES PROJECTIONS

                                                                YEAR         YEAR        YEAR        YEAR         YEAR
                                                                  1           2           3            4           5
                                                             ------------------------------------------------------------
DEVICES

Qualitative
           HIV 1 and 2
              Total                          No. of Units       115,000     132,250     152,088      174,901     201,136

           Five Additional Devices           No of Units         52,500      60,375      69,431       79,846      91,823
              Rubella
              CMV (Herpes)
              Rotavirus
              Streptococci Group A
              Infectious Mononucleosis (Heterophile)

Quantitative
           Cardiac System
              Myoglobin                      No. of Units        68,500      78,775      90,591      104,180     119,807
              CK - MB                        No. of Units        68,500      78,775      90,591      104,180     119,807
              Cardiac Troponin - 1           No. of Units        68,500      78,775      90,591      104,180     119,807

           One additional new test           No. of Units             -      16,700      19,205       22,086      25,399
              per 6 months

Multiple Mobile Assay Analyzer
                                             No. of Units
                                                                    685         788         906        1,042       1,198

-------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS - DEVICES                                           426,185     506,813     582,835      670,260     770,799
-------------------------------------------------------------------------------------------------------------------------

DRUG TESTS
                  Drug Cup
                       Total                 No. of Units       105,000     120,750     138,863      159,692     183,646

-------------------------------------------------------------------------------------------------------------------------
TOTAL UNITS - DRUG TESTS                                        105,000     120,750     138,863      159,692     183,646
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
UNITS - GRAND TOTAL                                             531,185     627,563     721,697      829,952     954,444
-------------------------------------------------------------------------------------------------------------------------

NOTE: YEAR 1 COMMENCES 6 MONTHS AFTER OBTAINING FDA 510K CLEARANCE FOR THE HIV 1 & 2 INCLUDING ALL CONDITIONS DESCRIBED IN ARTICLE 2.2 (b) OF THIS AGREEMENT.