Form 10KSB
period 2004-06-30
QT 5 INC
filed 2004-10-08
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    FOR THE ANNUAL PERIOD ENDED JUNE 30, 2004

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

                          Commission File No. 000-25022

                                   QT 5, INC.

                 (Name of small business issuer in its charter)



         Delaware                                   80-0103134
         --------                                   ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                       5655 Lindero Canyon Road, Suite 106
                          Westlake Village, California
                    (Address of principal executive offices)

                    Issuer's telephone number: (818) 338-1500


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $192,109

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $619,753 as of September 1, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

At October 4, 2004, a total of 498,436,976 shares of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes; [ ] No [X]

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1. Description of Business                                               1

Item 2. Description of Properties                                             6

Item 3. Legal Proceedings                                                     6

Item 4. Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5. Market Information                                                    8

Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 7. Financial Statements                                                F-1

Item 8. Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               19

Item 8A.  Disclosure Controls and Procedures                                 19

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  20

Item 10.  Executive Compensation                                             22

Item 11.  Security Ownership of Certain Beneficial Owners and Management     24

Item 12.  Certain Relationships and Related Transactions                     24

Item 13.  Exhibits, Lists and Reports on Form 8-K                            26

Item 14.  Principal Accountant Fees and Services                             29

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

Prior to the merger, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation increasing the total number of shares of our authorized Common Stock from 25,000,000 shares to 100,000,000 shares. Prior to the merger but also effective on January 9, 2003, we effectuated a 5 for 1 forward split of our outstanding shares of Common Stock. In September 2003, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent another amendment to our Certificate of Incorporation increasing the total number of shares from 100,000,000 shares to 300,000,000 shares and each common share par value shall be $0.001 per share. In April 2004, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation effecting a 1 to 10 reverse stock split pursuant to which each ten then currently outstanding shares of Common Stock ("Old Shares") automatically converted into one share of Common Stock ("New Shares"). All shares reported in this Annual Report reflect the reverse stock split New Shares unless otherwise noted. In August 2004, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an additional amendment to our Certificate of Incorporation increasing the total number of shares from 300,000,000 shares to 5,000,000,000 shares.

On February 7, 2003 and April 19, 2004 we formed Nico International, Inc., and Xact Aid, Inc., respectively, both wholly owned subsidiaries.

OUR BUSINESS

QT 5, Inc. (the "Company") is currently the licensee of various quick test devices and quantitative testing analyzers which it is preparing to bring to market. In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC ("License Agreement"). Under the License Agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, the Company is preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 326,076 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

In February 2004, the Company entered into a modification to the License Agreement ("Modification Agreement"), the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved. On June 23, 2004, we received a Notice of Assignment and Assumption Agreement by and between our Licensor, VMM, LLC ("VMM") and Insta Med Manufacturing, Inc. ("InstaMed") whereby VMM sold, assigned and transferred all its right title and interest in the intellectual property described in the Modification Agreement.

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

THE MARKET & STATUS OF LAUNCH OF PRODUCTS

There is a global market for rapid drug screening testing of individuals in order to determine the presence of certain drugs of abuse. We believe that we can capture a segment of that market with our urine specimen rapid drug screening test prior to utilization of more extensive reference laboratory tests. The reference laboratories, correctional institutions, manufacturing facilities vying to become drug-free workplaces ("Drug-free Workplaces"), labor unions, public utilities and governmental federal, state, county and city agencies will be targeted. We have showcased our DrugStop product at the annual meeting of the Society of Human Resource Management ("SHRM") and the annual meeting of the American Correctional Association ("ACA") with positive response. We are in the follow up process with regard to leads generated by such attendance.

We believe an over-the-counter, consumer based market exists for wound-specific first aid kits. Our Xact Aid product, designed for treatment of cuts, scrapes, insect bites, burns and sprains is now being marketed to a broad range of retail categories including chain pharmacies, convenience stores and big-box retailers, to name a few. Follow-up meetings are taking place in order to establish definitive interest. We also believe there is a strong secondary market opportunity for bundling and private label product configuration for corporate promotion and fundraising.

Our Target System Diagnostic platform are professional use products that will be specifically marketed to point-of-care medical providers. These include government, hospitals (private, public and military) as well as POL (physician Office Laboratories) and reference laboratories for testing of cardiac disease, certain sexually transmitted diseases (outside of the U.S.) and certain infectious diseases. These products are currently in pre-market stage and will be marketed to a variety of major domestic and international distributors that specialize in professional use medical and diagnostic equipment.

THE EFFECT OF GOVERNMENT REGULATION ON OUR BUSINESS

Our products are regulated by the FDA and, in the worldwide market, government agencies like the FDA. We may be unsuccessful in obtaining regulatory approvals for our products, even though we may invest a significant amount of time and money into seeking such approvals. If our products do not receive the regulatory approvals we need to sell them, our revenues and operating results could be adversely affected and the value of your investment may decline.

The manufacture, sale, promotion and marketing of our current product lines, and possibly our future products, are subject to regulation by the FDA and similar government regulatory bodies in other countries.

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

LICENSES AND OTHER INTELLECTUAL PROPERTY

 In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC ("License Agreement"). Under the License Agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, the Company is preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 326,076 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

In February 2004, the Company entered into a modification to the License Agreement ("Modification Agreement"), the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved. On June 23, 2004, we received a Notice of Assignment and Assumption Agreement by and between our Licensor, VMM, LLC ("VMM") and Insta Med Manufacturing, Inc. ("InstaMed") whereby VMM sold, assigned and transferred all its right title and interest in the intellectual property described the Modification Agreement.

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

COMPETITION

Our urine specimen rapid drug screening test is not unique in the marketplace. There are a number of similar products that may offer similar results using different specimens and methods.

Axact Aid products are relatively unique insofar as their wound-specific first aid feature. Competition to this product are traditionally bulk-packed first aid products.

There are many passive wicking and gravity flow devices on the market representing competition to our Target System Diagnostic platform products, although our product offers process controls that may be unavailable in other rapid in-vitro test devices.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Our manufacturing and distribution is outsourced to third parties. To our knowledge, federal, state or local environmental laws do not effect our operations and we have not spent any funds to comply with any such laws.

EMPLOYEES

As of October 4, 2004, we have 4 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our office facilities are located at 5655 Lindero Canyon Road, Suite 106, Westlake Village, California 91362. We lease this approximately 3,220 square foot facility at market rates. Our current rent is $5,950 per month. The lease provides for a rent increase in the amount of $0.05 per square foot for the second, third, fourth and fifth and final year of the term. The lease expires on June 30, 2009. We believe that this space is sufficient for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against us alleging that we breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. We are in the process of defending this litigation and have recorded a liability of $156,400 in the accompanying audited consolidated balance sheet.

On April 7, 2002 we entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. Our first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 we began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, we stopped marketing NICOWater(TM). Although we have acquired other products, NICOWater(TM) was the only product sold. On February 17, 2004, the panel of arbitrators issued a final award for reimbursement of the opposing party's attorneys fees in the amount of $222,258, of which $12,165 was paid in June 2004 leaving a balance of $209,273. As a result, we accrued legal fees of $209,273, which are reflected in impairment loss in the accompanying audited consolidated statement of operations for the fiscal year ended June 30, 2004. In September 2004, we settled the total balance due with an additional payment in the amount of $175,000.

In October 2003, two individuals filed a lawsuit against us in connection with a consulting agreement and a common stock warrant purchase agreement they allegedly entered into with us. Our attorneys responded disavowing the validity of referenced agreements. On February 27, 2004 a Stipulation For Voluntary Dismissal was filed in the Circuit Court of Cook County, Illinois dismissing the plaintiffs' action without prejudice, without costs and without attorney's fees.

On February 3, 2004 we received a letter of default and demand for reimbursement in the sum of $26,870 from AeroFund Financial, with whom we had an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which AeroFund had advanced funds to us. The non-payment, in turn, was caused by our loss of the NICO Patent and the inability of that product to be sold. In March and June 2004, we paid $10,000 and $8,000, respectively, and recorded an accrued liability of $8,870 reflected in accounts payable and accrued expenses in the accompanying audited consolidated balance sheet as of June 30, 2004. In July 2004, we paid the remaining balance due to AeroFund. AeroFund has indicated to us a desire to maintain the financing agreement intact.

On June 10, 2004, Impact Displays Inc. filed a complaint against us demanding payment of $146,830 representing the balance due on a $346,830 invoice, against which we paid $200,000, for shelving to display our NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, we alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had a tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of our product. Management believes that we will prevail and will have no liability regarding this lawsuit.

We are, from time to time, involved in various other legal and related proceedings which arise in the ordinary course of operating our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April 2004, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation effecting a 1 to 10 reverse stock split pursuant to which each ten then currently outstanding shares of Common Stock ("Old Shares") automatically converted into one share of Common Stock ("New Shares"). All shares reported in this Annual Report reflect the reverse stock split New Shares unless otherwise noted.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

Our Common Stock trades on the NASD OTC Bulletin Board. Since April 26, 2004 it has traded under the symbol QTFI. From January 3, 2003 until April 26, 2004 , it has traded under the symbol QTFV. Prior to January 9, 2003, our Common Stock traded on the NASD OTC Bulletin Board under the symbol MOZN.

The table below sets forth the range of high and low bid quotes of our Common Stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The following prices reflect the 1 for 10 reverse stock split that was effected on April 26, 2004.


                                                             PERIOD           HIGH         LOW
                                                       -------------------   --------    --------
Fiscal Year Ended June 30, 2003                        First Quarter           $6.50       $1.01
                                                       Second Quarter          $6.00       $1.05
                                                       Third Quarter           $7.60       $0.40(1)
                                                       Fourth Quarter          $0.51       $0.13

Fiscal Year Ended June 30, 2004                        First Quarter           $0.39       $0.16
                                                       Second Quarter          $0.15       $0.04
                                                       Third Quarter           $0.07       $0.01
                                                       Fourth Quarter          $0.06       $0.01(2)

(1) Post 5 for 1 reverse split.
(2) Post 10 for 1 reverse split.

HOLDERS

There were approximately 400 holders of our Common Stock of record as of June 30, 2004.

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

In April 2004, we issued 3,571,429 shares of our Common Stock to our Chief Executive Officer in payment of $100,000 of accrued compensation. The fair market value of this Common Stock was $125,000 or $0.0350 per share.

In April 2004, we issued 135,000 shares of our Common Stock to a consultant for services provided to us. The fair market value of this Common Stock was $9,180 or $0.068 per share. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In April 2004, we issued 714,285 shares of our Common Stock to a consultant for services provided to us. The fair market value of this Common Stock was $25,000 or $0.0350 per share. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

 In May 2004, we issued 500,000 shares of our Common Stock to a consultant for services provided to us. The fair market value of this Common Stock was $15,000 or $0.03 per share. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2004, we issued 1,000,000 shares of our Common Stock to a consultant for services provided to us. The fair market value of this Common Stock was $25,000 or $0.025 per share. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

In June 2004, we issued 2,083,333 shares of our Common Stock to our Chief Financial Officer in payment of $20,000 of accrued compensation. The fair market value of this Common Stock was $29,167 or $0.014 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2004, the most recently completed fiscal year.


----------------------------- -------------------------- ------------------------- --------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    price of         plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Approved by Security Holders             N/A                       N/A                        N/A
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                   --                      $ --                        3,223,483
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------

Our 2000 Stock Option Plan (the "2000 Plan"), as amended, authorizes the issuance of options and Common Stock to officers, employees, directors and consultants. We initially reserved 253,333 shares of our Common Stock for awards to be made under the 2000 Plan. On February 12, 2003, we increased the number of shares of Common Stock reserved for issuance to 423,333 shares, pursuant to a Plan Amendment. The Common Stock reserved for issuance pursuant to the 2000 Plan has been registered on an S-8 Registration Statement. The 2000 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights in conjunction with all or part of any stock option granted. No Stock

Appreciation Rights have been granted. The number of options under the Plan available for grant at June 30, 2004 was 265,583.

On April 21, 2003, we adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 10,000,000 shares, of which 500,000 shares were registered on April 25, 2003, 500,000 shares were registered on June 25, 2003, 1,000,000 were registered on January 22, 2004 and 5,000,000 were registered on May 19, 2004. The Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at June 30, 2004 was 2,957,900.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

In May 2003, as a result of entering into an Agreement for the Assignment of Patent Rights in April 2002 (the "NICO Patent"), we began the distribution and sale of our first product, NICOWater(TM). In May 2003, Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon our failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, we stopped marketing NICOWater(TM). Although we have acquired other products, NICOWater(TM) was the only product sold.

Since our loss of the NICO Patent and discontinuance of NICOWater(TM), we have focused our efforts on marketing and selling a new line of various quick test devices and quantitative testing analyzers. In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC ("License Agreement"). Under the License Agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, the Company is preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 326,076 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

In February 2004, the Company entered into a Modification to License Agreement of Intellectual Property ("Modification Agreement"), the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved (see Note
5). On June 23, 2004, we received notice of an Assignment and Assumption Agreement between VMM, LLC and Insta Med Manufacturing, Inc. ("Insta Med") whereby VMM, LLC ("VMM") sold, assigned and transferred all its right title and interest in the intellectual property described in the License Agreement and Modification Agreement (collectively the "Agreements"), Insta Med assumed all of the obligations of VMM and shall be entitled to all rights and remedies under the Agreements.

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

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited balance sheet as of June 30, 2004 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2004 and 2003, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2004 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue that raised substantial doubt about our ability to continue as a going concern.

As a result of an arbitration decision concerning our right to retain patent rights, on January 8, 2004 we lost the patent rights for our only revenue-generating product (see Note 1 to Financial Statements). Although we are now commencing the marketing and sales of our new specific point of care quick-test products and we have high expectations for our newly acquired Xact Aid product line, management recognizes that we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for new products. Although we have commenced marketing certain of our new products, we have extended the date upon which they may enter the market until the fourth calendar quarter of 2004 and management believes that revenues generated by these products will lead to future profitability.

In November 2003 we completed an accounts receivable financing facility with AeroFund Financial ("AeroFund") which enables us to finance approved customer invoices to a maximum of $1,500,000 at any given time. On February 3, 2004, we received a letter of default and demand for reimbursement in the sum of $26,870 from AeroFund The default was caused by non-payment of invoices to certain customers against which AeroFund had advanced funds to us. The non-payment, in turn, was caused by our loss of the NICO Patent and the inability of that product to be sold. In March, June and July 2004, we paid the balance due to AeroFund and AeroFund has indicated to us their intent to maintain the financing agreement intact. We anticipate utilizing this financing, when and if required, in connection with future sales of new products. Also, from February through August 2004, management successfully obtained additional capital through sales and issuance of convertible debentures and notes from which we received gross proceeds of $3,781,000. However, no assurance can be given that the accounts receivable financing facility will remain available and the convertible debenture and note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

INFLATION

Management believes that inflation has not had a material effect on the Company's results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited balance sheet as of June 30, 2004 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2004 and 2003, and the related notes thereto, for further discussion of our accounting policies.

STOCK-BASED COMPENSATION.

We account for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of our Common Stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. We have elected to account for our stock-based compensation to employees under APB 25.

REVENUE RECOGNITION.

We recognize revenue at the time of shipment of our products to our customers. We were still in the initial stages of selling our initial product, NICOWater(TM), to customers or distributors as of January 8, 2004. Pursuant to Staff Accounting Bulletin No. 101, we were deferring our sales and corresponding cost of sales to certain distributors as the payment terms were contingent upon customer sell-through of product and therefore collectibility of these receivables was not reasonably assured. As all sales activity was terminated due to the loss of our NICO Patent on January 8, 2004, we reversed all deferred sales of $269,100 against accounts receivable and the corresponding cost of sales of $80,109 against inventory during the nine months ended March 31, 2004. We also wrote off sales and cost of sales of $58,459 and $31,802, respectively, to impairment loss in our accompanying audited balance sheet as of June 30, 2004 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2004 and 2003.

RESULTS OF OPERATIONS

During the fiscal year ended June 30, 2004, we had revenues of $192,109 as compared to $9,042 during the fiscal year ended June 30, 2003. Revenues, introduced in the latter part of fiscal year ended June 30, 2003, were earned during each fiscal year from the sale of NICOWater(TM). Sales of NICOWater(TM) ceased on January 8,2004 due to the loss of the NICO patent. Cost of sales for the fiscal year ended June 30, 2004 was $109,437 as compared to $3,708 for the fiscal year ended June 30, 2003. Cost of sales included the purchase of nicotinum, four pack carriers, labels, costs related to bottling the product and costs related to repacking. Other costs and expenses for the fiscal year ended June 30, 2004 totaled $5,837,236 as compared to $6,138,072 for the fiscal year ended June 30, 2003. The net decrease in general and administrative expense for the fiscal year ended June 30, 2004 was due primarily to a combination of the following:

o the decrease in consulting fees totaling approximately $3,485,908, due primarily to a decrease in issuance of the Company' stock for medical and marketing consulting services caused by the Company's loss of NICOWater(TM).

o the increase in salaries of approximately $996,010 due to our transition from a development stage company for most of the fiscal year ended June 30, 2003 to an operating company for the fiscal year ended June 30, 2004;

o the increase in legal and professional fees totaling approximately $259,210 which were associated with our financings and making appropriate filings under the Securities Act of 1934;

o an increase in patent litigation related expenses totaling approximately $730,131 due to our loss of the NICO patent; and

o the increase of approximately $56,388 attributable to net increases in various other expenses.

Other income (expense) for the fiscal years ended June 30, 2004 and June 30, 2003 were made up of $1,139,534 and $106,407, respectively, in amortization of debt discount and financing, $238,988 and $151,382, respectively, of interest and $27,919 and $19,689, respectively, of other expenses including losses on settlement of accounts payable. The increase in debt discount and financing costs were due to increased use of convertible debt funding vehicles in fiscal 2004 over fiscal 2003.

As a result of the above, we incurred a net loss of $7,161,005 for the fiscal year ended June 30, 2004 as compared to a net loss of $6,410,216 for the fiscal year ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements, particularly as they relate to the introduction and launch of our new products and our continued testing and improvement of those products, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to launch our new products, whether or not a market develops for our new products and, if a market develops, the pace at which it develops.

From February through August 2004, management successfully obtained additional capital through sales and issuance of convertible debentures and notes from which we received net proceeds of $3,781,000. In November 2003 we completed an accounts receivable financing facility with AeroFund Financial ("AeroFund") which enabled us to finance approved customer invoices to a maximum of $1,500,000 at any given time. In June and July 2004 we cured a default in the sum of $26,870 which default was caused by our loss of the NICO Patent and the inability of that product to be sold. AeroFund has indicated to us their intent to maintain the financing agreement intact. We anticipate utilizing this financing, when and if required, in connection with future sales of new products. However, we cannot assure you that we will maintain the credit facility or that the proceeds received from the sale and issuance of convertible debentures and notes will provide all the additional capital necessary for us to become profitable. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations and we do not obtain the credit facility, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As of June 30, 2004, our current assets included $310,520 in cash and inventory valued at $35,860 consisting primarily of Xact Aid raw materials. As of June 30, 2004 we also had $98,932 in prepaid expenses primarily related to the callable convertible secured note financing and $50,500 in customer deposits on new products. During the fiscal year ended June 30, 2004, we incurred $1,479,811 in non-cash expense related to the issuance of our shares to employees and third parties in order to conserve cash. Our current liabilities at June 30, 2004 included accounts payable and accrued expenses of $782,152, accrued salaries of $53,974, a liability in the amount of $156,400 for unpaid lease payments we assumed from Moneyzone, accrued legal fees of $210,093 related to the loss of our NICO Patent, notes payable of $20,702 and $496,025 in notes payable due to parties related to us.

We had a net loss of $7,161,005 for the fiscal year ended June 30, 2004 as opposed to a net loss of $6,410,216 for the fiscal year ended June 30, 2003. The increase in the net loss is attributable to the costs associated with unsuccessfully defending the NICO Patent and the development of our new products business following the loss of NICOWater(TM).

Net cash used in operating activities was $3,206,992 for the year ended June 30, 2004. The primary use of cash for the fiscal year ended June 30, 2004 was to fund our net loss, offset by $1,139,532 for amortization of debt discount and non-cash interest expense, $646,025 representing the fair market value of options, warrants and common stock issued during the fiscal year for services rendered. To conserve cash, we paid some consultant and employee salaries with our common stock. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

Net cash used in operating activities was $1,386,824 for the year ended June 30, 2003. The primary use of cash for the fiscal year ended June 30, 2003 was to fund our net loss, offset by $106,407 for amortization of debt discount and non-cash interest expense, $572,352 representing the fair market value of options and warrants issued during the fiscal year and $3,580,022 for common stock and options issued to consultants and employees for services rendered. At this time, to conserve cash, we outsource the manufacture and distribution of our product and, during the last fiscal year, we paid some consultant and employee salaries with our common stock.

Cash flows from investing activities for the fiscal year ended June 30, 2004 consisted of the purchase of property and equipment for net cash provided by investing activities of $8,451.

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

Net cash provided by financing activities for the fiscal year ended June 30, 2004 included proceeds from the sale of common stock in the amount of $150,000, proceeds from notes payable to related parties in the amount of $112,500, proceeds from the issuance of convertible debentures of $3,401,000 (net of issuance costs of $599,000) and proceeds from the exercise of options in the amount of $133,333. We also made payments on notes payable in the amount of $339,430, resulting in net cash provided by financing activities for the fiscal year ended June 30, 2004 in the amount of $3,457,403.

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

Due to the very recent nature of our new product development, its manufacture and sale is an unproven business model that may not be successful and will ultimately depend upon demand for the product. Although it is the opinion of management that the growth of our new product business will grow and prosper, at this time it is impossible for us to predict the degree to which demand for our product will evolve or whether any potential market will be large enough to provide any meaningful revenue or profit for us.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In January 2004, due to the loss of our NICOwater patent, we ceased selling NICOWater(TM) which was our only product.

Because NICOWater(TM) was the only product we sold, our loss of the NICO patent will have a material adverse effect on our business, revenues and results of operations.

WE ARE A RECENTLY FORMED BUSINESS WITH VERY LITTLE OPERATING HISTORY, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF WE CAN BE SUCCESSFUL.

We have a very short history of operations, and we have only just begun marketing our new group of products, none of which have generated any revenue. We are not certain that our products will generate significant or any revenue at all. During the year ended June 30, 2004, we incurred a net loss of $7,177,005 and had only $192,109 of revenues. Because we have a short operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If you purchase our securities, you may lose your entire investment.

BECAUSE WE HAVE EARNED VERY LITTLE IN REVENUES, THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE CANNOT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our ability to develop our business depends upon our receipt of money to continue our operations while we introduce our products and a market for it develops. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment.

From August 2003 through August 2004, management successfully obtained additional capital through sales and issuance of convertible debentures and notes from which we received net proceeds of $3,781,000. In November 2003 we completed an accounts receivable financing facility with AeroFund Financial ("AeroFund") which enabled us to finance approved customer invoices to a maximum of $1,500,000 at any given time. In June and July 2004 we cured a default of the AeroFund accounts receivable financing agreement by paying the sum of $26,870, which default was caused by our loss of the NICO Patent and the inability of that product to be sold. AeroFund has indicated to us their intent to maintain the financing agreement intact. We anticipate utilizing this financing, when and if required, in connection with future sales of new products. However, we cannot assure you that we will maintain the credit facility or that the proceeds received from the sale and issuance of convertible debentures and notes will provide all the additional capital necessary for us to become profitable.

During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations and we do not maintain the accounts receivable credit facility, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

If we are unable to obtain additional financing if needed, we may be required to curtail the manufacturing and marketing of our product and possibly cease our operations.

Our independent REGISTERED PUBLIC ACCOUNTING FIRM HAS included an explanatory paragraph in their report on our financial statements set forth in this report stating that because of our significant losses and our working capital deficit there is substantial doubt that we can continue as a going concern.

We are subject to the risks and uncertainties inherent in new businesses. If we fail to accurately forecast our capital needs or if our product does not earn significant revenues our business could fail and you could lose your entire investment.

The risks and uncertainties inherent in new businesses include the following:

o Our projected capital needs may be inaccurate, and we may not have enough money to develop our business and bring our products to market as we planned;

o We may experience unanticipated development or marketing expenses, which may make it more difficult to develop our business and bring our products to market; and

o Even if we are able to develop our products and bring them to market, we may not earn enough revenues from the sales of our products to cover the costs of operating our business.

If we are unsuccessful in our efforts to develop our business and if the product we provide does not produce revenues as we project, we are not likely to ever become profitable and we may be required to curtail some or all of our operations. If that happened you could lose your entire investment.

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN DEVELOPING AND
COMMERCIALIZING OUR NEW PRODUCTS AND/OR OTHER PRODUCTS.

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

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS. IF WE ARE REQUIRED TO PAY A CLAIM, OUR BUSINESS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED AND YOUR INVESTMENT MAY DECLINE IN VALUE.

Liability might result from claims made by customers who purchase our products. Although we have received a quote from our insurance broker for product liability insurance, we presently do not carry such insurance since we have not yet sold any new products. We can give no assurance that such insurance will be available when we need it at a reasonable cost or that any insurance policy would be sufficient to meet any liability arising as a result of a claim. The obligation to pay any product liability claim could have a material adverse effect on our business and financial condition.

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

The manufacture, sale, promotion and marketing of our new products, and possibly our future products, are subject to regulation by the FDA and similar government regulatory bodies in other countries.

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

Our Articles of Incorporation currently authorize the Board of Directors to issue up to 5,000,000,000 shares of Common Stock. The power of the Board of Directors to issue shares of Common Stock or warrants or options to purchase shares of Common Stock is generally not subject to shareholder approval. Accordingly, any additional issuance of our Common Stock may have the effect of further diluting your investment.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
QT 5, Inc.

We have audited the accompanying consolidated balance sheet of QT 5, Inc. (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended June 30, 2004 and 2003, the Company incurred net losses of $7,161,005 and $6,410,216, respectively, with only $192,109 and $9,042 of revenue, respectively. The Company also had an accumulated deficit of $17,346,781 and negative working capital of $1,214,859, with $310,520 of cash at June 30, 2004. In addition, the Company has lost the arbitration with the patent holder of NICOWater(TM), and subsequently lost the rights to the patent and the related right to sell the Company's only product that has been revenue producing to the Company. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Successful completion of the Company's transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              CORBIN & COMPANY, LLP
Irvine, California
August 19, 2004

                                   QT 5, INC.

                           CONSOLIDATED BALANCE SHEET

                                             ASSETS                                                June 30, 2004
                                                                                                  ---------------

Current assets:
     Cash                                                                                        $        310,520
     Inventories                                                                                           35,870
     Prepaid expenses                                                                                     107,597
     Customer deposits                                                                                      50,500
                                                                                                 ----------------

         Total current assets                                                                             504,487

Property and equipment, net of accumulated depreciation of $14,163                                         28,422
Deferred financing cost, net of accumulated amortization of $534,949                                      102,861
Prepaid interest                                                                                          100,000
License                                                                                                   358,684
Other assets                                                                                               10,145
                                                                                                 ----------------

                                                                                                 $      1,104,599
                                                                                                 ================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                                       $        782,152
     Accrued salaries                                                                                      53,974
     Lease liability                                                                                      156,400
     Accrued legal fees                                                                                   210,093
     Notes payable                                                                                         20,702
     Notes payable to related parties                                                                     496,025
                                                                                                 ----------------

         Total current liabilities                                                                      1,719,346

Convertible notes payable, net of unamortized debt discount of $1,110,911                                 473,446

         Total liabilities                                                                              2,192,792
                                                                                                 ----------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, $0.001 par value; 5,000,000,000 shares authorized;
       34,553,437 shares issued and outstanding                                                            34,553
     Additional paid-in capital                                                                        16,224,035
     Accumulated deficit                                                                              (17,346,781)
                                                                                                 ----------------

         Total stockholders' deficit                                                                   (1,088,193)
                                                                                                 ----------------

                                                                                                 $      1,104,599
                                                                                                 ================

See accompanying notes to consolidated financial statements

                                   QT 5, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2004           June 30, 2003
                                                                       --------------------    ---------------------
Revenue                                                                  $       192,109         $        9,042

Costs and expenses:
      Cost of revenue                                                           (109,437)                 (3,708)
      General and administrative                                              (5,107,105)             (6,138,072)
      Loss on patent arbitration                                                (730,131)                    --
                                                                         ---------------         ----------------

Operating loss                                                                (5,754,564)            (6,132,738)

Other expense:
      Interest, net                                                           (1,378,522)              ( 257,789)
      Other, net                                                                 (27,919)                (19,689)
                                                                         ----------------        ----------------

Net loss                                                                 $    (7,161,005)        $    (6,410,216)
                                                                         ===============         ================

Net loss available to common stockholders per common share:
      Basic and diluted                                                  $        (0.68)         $         (2.58)
                                                                         ===============         ================

Weighted average shares outstanding:
      Basic and diluted                                                      10,510,065               2,482,856
                                                                         ===============         ================

See accompanying notes to consolidated financial statements

                                   QT 5, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                            Additional     Pre-paid
                                                     Common Stock             Paid-in     Consulting       Accumulated
                                                  Shares        Amount        Capital       Expense          Deficit         Total
                                                  ------        ------        -------       -------          -------         -----
Balance, June 30, 2002                           1,835,600    $   1,836      3,898,914    $    ---      $(3,775,560)     $ 125,190

Issuance of shares to Moneyzone in
recapitalization of the Company                    300,000          300        299,700         ---             ---        300,000

Issuance of common stock for services              720,108          720      3,933,133    (428,957)            ---      3,504,896

Issuance of common stock as additional
interest expense on notes payable                   30,812           31        106,376        ---              ---        106,407

Shares issued but held in escrow pending
negotiations of transactions                       366,016          366           (366)       ---              ---            ---

Issuance of common stock for exercise of
options                                            339,473          339        284,861        ---              ---        285,200

Issuance of common stock for cash                  220,085          220        330,780        ---              ---        331,000

Shares committed to be issued to employees for
services                                            30,000           30         75,096        ---              ---         75,126

Issuance of common stock for conversion of
convertible promissory note                        172,000          172        171,828        ---              ---        172,000

Issuance of common stock for settlement of
accounts payable                                    68,061           68        136,366        ---              ---        136,434

Estimated fair market value of options and
warrants granted to consultants for services            ---          ---        572,352       ---              ---        572,352

Estimated  value of beneficial conversion
feature on convertible promissory note                  ---          ---        149,640       ---              ---        149,640

Net loss                                                ---          ---            ---       ---        (6,410,216)    (6,410,216)
                                                 ----------   ----------   ------------  ----------  ---------------    -----------
Balance, June 30, 2003                            4,082,155        4,082      9,958,680    (428,957)     (10,185,776)     (651,971)

Issuance of shares from escrow for license             ---           ---        358,684       ---           ---            358,684

Issuance of common stock for services            3,608,957        3,609         642,416       ---           ---            646,025

Issuance of common stock on settlement
of notes payable                                   150,000          150         314,850       ---           ---            315,000

Issuance of common stock for cash                  100,000          100         149,900       ---           ---            150,000

Shares issued to employees for
services rendered and past due salaries          5,656,762        5,657         150,110       ---           ---            155,767

Issuance of common stock for conversion of
convertible promissory note                     19,376,099       19,376      1,120,421        ---           ---          1,139,797

Issuance of common stock for settlement of
accounts payable                                   132,798          133        166,937        ---           ---            167,070

Shares issued in connection with
convertible note antidilution provision            103,333          103           (103)       ---           ---              ---

Issuance of common stock upon exercise
of warrants                                      1,333,333        1,333        132,000        ---           ---            133,333

Shares issued in connection with convertible
notes payable                                       10,000           10         15,990        ---           ---            16,000

Estimated fair value of deferred financing costs,
beneficial conversion features
and warrants issued in connection with
convertible notes payable                            ---          ---        3,214,150       ---            ---          3,214,150

Amortization of prior year prepaid consulting
expense                                              ---          ---            ---        428,957         ---            428,957

Net loss                                                                                                 (7,161,005)    (7,161,005)
                                                ----------   ----------   ------------  ----------  ----------------   -------------
Balance, June 30, 2004                          34,553,437    $34,553      $16,224,035       --     $   (17,346,781)   $(1,088,193)
                                                ==========   ==========   ============  =========== ================   ============

See accompanying notes to consolidated financial statements.

                                   QT 5, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2004           June 30, 2003
                                                                       --------------------    ---------------------

Cash flows from operating activities:
   Net loss                                                             $     (7,161,005)       $   (6,410,216)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                               11,194                7,779
       Amortization of debt discount and non-cash interest
         expense                                                                 1,139,532             106,407
         Amortization of prepaid compensation                                     428,957                    -
       Loss on issuance of shares for settlement of accounts
         payable                                                                  46,562                23,689
       Issuance of shares for settlement of notes payable                        202,500                     -
       Fair market value of options and warrants issued                                -               572,352
       Gain on extinguishment of debt                                                  -                (2,000)
       Common stock and options issued for services                              646,025             3,580,022
         Provision for uncollectible related party note receivable               139,500                     -
         Loss on patent arbitration                                              507,873                     -
         Imputed interest expense on convertible debentures                            -               149,640
       Changes in operating assets and liabilities, net of acquired business:
           Accounts receivable                                                    61,269               (95,226)
           Inventories, net                                                     (205,644)              (88,563)
           Deferred costs                                                         21,551               (21,551)
           Prepaid expenses                                                      (38,338)               (7,888)
           Other assets                                                                -                     -
    Accounts payable and accrued expenses                                      1,095,116               712,848
           Deferred revenue                                                      (86,184)               86,184
           Deferred rent expense                                                 (10,900)                 (301)
                                                                         ---------------         ----------------

   Net cash used in operating activities                                      (3,201,992)           (1,386,824)
                                                                         ---------------         ----------------

Cash flows from investing activities:
   Collection on notes receivable                                                      -                60,000
   Cash paid for acquisition                                                      (5,000)                    -
   Purchases of property and equipment                                            (7,207)                (8,451)
                                                                         ---------------         ----------------

   Net cash (used in) provided by investing activities                           (12,207)                51,549
                                                                         ---------------         ----------------

Cash flows from financing activities:
   Proceeds from sale of stock                                                   150,000               331,000
   Proceeds from notes payable to related parties                                112,500               100,000
   Proceeds from notes payable                                                      -                  385,000
   Payments on notes payable                                                    (225,000)              (46,000)
   Payments on notes payable to related parties                                  (67,500)                    -
   Proceeds from convertible debentures, net of issuance
    costs and prepaid interest of $599,000                                     3,401,000                     -
   Proceeds from exercise of options and warrants                                133,333               270,200
   Payments on installment financing                                            (46,930)                     -
   Capital contribution                                                                -               300,000
                                                                         ---------------         ----------------

   Net cash provided by financing activities                                   3,457,403             1,340,200
                                                                         ---------------         ----------------

CONTINUED ...

                                   QT 5, INC.

                                                                       For The Year Ended       For The Year Ended
                                                                          June 30, 2004           June 30, 2003
                                                                       --------------------    ---------------------

Net increase in cash                                                             243,204              4,925

Cash, beginning of year                                                           67,316             62,391
                                                                         ---------------         ----------------

Cash, end of year                                                       $        310,520        $    67,316
                                                                         ===============         ================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
       Interest                                                         $             -        $               -
                                                                         ===============         ================
       Income taxes                                                     $             -        $               -
                                                                         ===============         ================

   Promissory notes receivable entered into as a
     consideration for the assumption of lease liability
     and other accounts payable                                         $             -          $     199,500
                                                                         ===============         ===============

   Common stock issued for prepaid consulting services                  $             -          $     428,957
                                                                         ===============         ===============

   Furniture purchased under a note payable to related
     party                                                              $             -          $      17,500
                                                                         ===============         ===============

   Common stock issued for settlement of accounts
     payable and accrued liabilities                                    $        276,275        $      112,745
                                                                         ===============         ===============

   Exercise of options for reduction of accounts payable                $             -          $      15,000
                                                                         ===============         ===============

   Shares issued upon settlement of note payable                        $       112,500          $     172,000
                                                                         ===============         ===============
   Notes payable directly refinanced by related party
     lender                                                             $            -           $      122,000
                                                                         ===============         ===============

   Stock issued from escrow for license                                 $      358,684           $           -
                                                                        ===============          ===============

   Issuance of note payable for inventory                               $        30,702          $            -
                                                                        ===============          ===============

   Issuance of equity instruments in connection with
   deferred finance costs                                               $      238,810           $            -
                                                                        ===============          ===============

   Amortization of deferred financing costs and debt discount against additional paid-in capital upon conversion of notes
   payable                                                              $    1,275,846           $            -
                                                                        ===============          ===============

   Shares issued on conversion of notes payable                         $    2,415,643           $            -
                                                                        ===============          ===============

   Debt discount recognized related to convertible debentures           $    2,991,340           $            -
                                                                        ===============          ===============

   Shares issued for anti-dilution provision                            $         103            $            -
                                                                        ===============          ===============

   Accrued expenses converted to note payable                           $     496,025            $            -
                                                                        ===============          ===============

See accompanying notes to consolidated financial statements

                                   QT 5, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     6/30/04

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

QT 5, Inc. (the "Company") is currently the licensee of various quick test devices and quantitative testing analyzers which it is preparing to bring to market. In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC ("License Agreement"). Under the License Agreement, the Company licensed the exclusive right, worldwide, to sell and distribute, under its brand name, all of the licensor's products including, but not limited to, specific point of care quick-test devices and quantitative testing analyzers to the retail, professional and governmental healthcare markets. These include an FDA cleared urine specimen drug screening test and a disease testing target system platform to identify Rubella, Herpes, Roravirus, Strep Group A, Infectious Mononucleosis, Myoglobin, CK-MB, Cardiac Troponin and Pregnancy. In addition, the Company is preparing to submit an HIV 1&2 test phase 3 application for clearance by the FDA. Future plans include the submission of tests for Hepatitis, Prostate PSA count, West Nile Virus and SARS to the FDA for clearance. In consideration for the License Agreement, the Company released 326,076 previously issued shares of its common stock from escrow. The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement, which requires the manufacturing to be at or below a certain price for the various products.

In February 2004, the Company entered into a modification to the License Agreement ("Modification Agreement"), the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company has the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved. On June 23, 2004, we received a Notice of Assignment and Assumption Agreement by and between our Licensor, VMM, LLC ("VMM") and Insta Med Manufacturing, Inc. ("InstaMed") (which has common ownership with that of the Company), whereby VMM sold, assigned and transferred all its right title and interest in the intellectual property described the Modification Agreement.

In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid, Inc., a California corporation ("Seller") to acquire the Xact Aid line of first aid products for minor injuries ("Xact Aid Products"). The assets acquired were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid Products ("Know-How"); (c) words, symbols and logos identifying and distinguishing Xact Aid Products ("Trademarks"); (d) registrations and application for Trademarks;
(e) Seller's domain names including source codes, user name and passwords; (f) all designs and copyrights in connection with the Trademarks ("Designs"); and
(g) all records and materials relating to Seller's suppliers and customer list. In addition, Seller agreed to not use or employ in any manner the names "Xact Aid" or "Exact Aid" and shall change Seller's name so as not to conflict with the foregoing restricted names. In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full (see Note 7), for a total purchase price of $35,702. Current Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. On April 19, 2004 the Company formed Xact Aid, Inc., a Nevada corporation and wholly owned subsidiary, for the purpose of receiving an assignment of the assets acquired by the Company in the Xact Aid transaction and operating the business of marketing and selling the Xact Aid Products.

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

In May 2003, Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement (see Note 6). Immediately following the decision, the Company stopped marketing NICOWater(TM).

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of QT 5, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $7,161,005 and $6,410,216, respectively, with only $192,109 and $9,042 of revenue, respectively, during the years ended June 30, 2004 and 2003. The Company also had an accumulated deficit of $17,346,781 and negative working capital of $1,214,859, with $310,520 in cash at June 30, 2004. In addition, the Company has lost its NICO patent and as a result has ceased selling NICOWater(TM), the only product it has sold (see Note 6). Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers of new products in a competitive market coupled with faster service and a variety of options. The Company commenced marketing its new product line in June 2004 and management believes that these products will have a significant effect on future profitability. From August 2003 through August 2004, management successfully obtained capital through the sale and issuance of convertible debentures and notes, from which the Company received net proceeds of approximately $3,781,000 (see Notes 9 and 15). In addition, the Company has cured a $26,870 default in its credit facility for accounts receivable financing and anticipates reinstatement in the near term. However, no assurance can be given that the above mentioned credit facility and convertible debenture funding will provide sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates. Significant estimates made by management are, among others, the realization of prepaid expenses and long-lived assets, collectibility of receivables, provision for slow moving and obsolete inventories and the valuation allowance on deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments as of June 30, 2004, including cash, receivables, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2004, there was approximately $210,520 of uninsured cash balances.

INVENTORIES

Inventories are stated at the lower of cost or estimated net realizable value and consist of finished goods. Cost is determined under the average cost method. Should customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At June 30, 2004, management believes that inventories are carried at the lower of cost or net realizable value.

PREPAID EXPENSES AND PREPAID INTEREST

As discussed in Note 9, the Company has prepaid interest of $200,000 in connection with the issuance of convertible debt in May 2004. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2004, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.

INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

On April 26, 2004, a majority of the Company's stockholders approved a one for ten reverse stock split and on July 26, 2004 approved an increase in the number of authorized common stock shares to 5,000,000,000 shares. In addition, the Company amended its articles of incorporation to adjust the common stock par value to $0.001 per share. All references in the consolidated financial statements and the accompanying notes referring to common shares, share prices, per share amounts, and stock plans have been adjusted to give retroactive effect to the one for ten reverse stock split and par value change.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of its products to customers. The Company was in its initial stage of selling the new product line to customers or distributors as of June 30, 2003. Pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition", the Company deferred $86,184 of its sales and the related costs of $21,551 to certain distributors as the payment terms were contingent upon customer sell-through of product and therefore collectibility was not reasonably assured. Upon the loss of the NICO Patent on January 8, 2004, all accounts receivable, deferred sales and related costs were written off as an impairment loss (see Note 6).

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $379,000 and $72,000 for the years ended June 30, 2004 and 2003, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 10. During the years ended June 30, 2004 and 2003, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25, as all options granted in fiscal 2004 and 2003 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


                                                                          Year Ended June 30,
                                                                ----------------------------------------
                                                                     2004                    2003
                                                                ----------------        ----------------

Net loss as reported                                           $     (7,161,005)       $      (6,410,216)

Deduct:
     Total stock-based employee compensation
       expense under APB 25                                                   -                        -

Add:
     Total stock-based employee compensation
       under fair value based method for all
       awards, net of related tax effects                              (110,000)               (268,820)
                                                                ----------------        ----------------

Pro forma net loss                                             $     (7,271,005)       $     (6,679,036)
                                                                ===============         ================

Basic and diluted loss per share - as reported                 $         (0.68)        $          (2.58)
                                                                ===============         ===============
Basic and diluted loss per share - pro forma                   $         (0.69)        $          (2.70)
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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 394,680 and 56,471 as of June 30, 2004 and 2003, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for fiscal 2004 and 2003.

COMPREHENSIVE INCOME

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, cash flows or results of operations.

NOTE 2 - ACCOUNTS RECEIVABLE FINANCING

The Company and Aerofund Financial, Inc. ("Aerofund") entered into a factoring agreement (the "Agreement"). Under the Agreement, the Company sells and assigns to Aerofund certain accounts receivable, as defined, arising from product sales up to a maximum of $1,500,000 at any given time. If any amounts advanced to the Company are not paid to Aerofund by the factored customer within ninety days of the date of invoice, the Company shall repay Aerofund any amounts advanced, plus Aerofund's earned fees, as defined. For each sales transaction processed to Aerofund for collection, Aerofund will charge 1.50% to 2.00% (based on monthly volume) of the assigned invoice value as their factoring fee for collections made within the first 10 days, plus 0.5% for every five day period thereafter up to 120 days. The amount of factoring fees incurred by the Company for the years ended June 30, 2004 and 2003 were insignificant.

On February 3, 2004, the Company received a letter of default and demand for reimbursement in the sum of $26,657 from Aerofund, with whom the Company had an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which Aerofund had advanced funds to the Company. The non-payment, in turn, was caused by our loss of the NICO Patent and the inability of that product to be sold (see Notes 1 and 6). In March and June 2004, the Company paid $10,000 and $8,000, respectively, and recorded an accrued liability of $8,870 reflected in accounts payable and accrued expenses in our consolidated balance sheet as of June 30, 2004. In July 2004, the Company paid the remaining balance due to Aerofund. Aerofund has indicated to the Company a desire to maintain the financing agreement.

NOTE 3 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone.com, Inc. ("Moneyzone"), an entity that the Company merged with and into in January 2003. These notes accrue interest at a rate of 4% per annum and were payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 11) and other remaining accounts payable of Moneyzone assumed in the merger. Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amounts. These notes are secured by 39,900 shares of the Company's common stock owned by former stockholders. As the collection of the notes is not reasonably assured, the Company reserved the entire remaining amount of $139,500 of the notes receivable during the fiscal year ended June 30, 2004. Thus, the remaining net balance of notes receivable as of June 30, 2004 is $0.

NOTE 4 - LICENSE

In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC (see Note 1). In consideration for the License Agreement, the Company released 326,076 previously issued shares of its common stock from escrow valued at $358,684 (or $1.10 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the License Agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement. The Company will begin the amortization of the License Agreement at the time the required regulatory clearances are obtained and the License Agreement becomes effective. The Company anticipates to amortize the License Agreement over the estimated useful life of five years using a straight-line method.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2004:

         Furniture and fixtures                                 $     23,278
         Computer equipment and software                              19,307
         Less: accumulated depreciation                              (14,163)
                                                                ------------

                                                                $     28,422
                                                                ============

Depreciation expense approximated $8,500 and $7,500 for the years ended June 30, 2004 and 2003, respectively.

NOTE 6 - PATENT AND ROYALTY FEE

On April 7, 2002, the Company entered into an agreement relating to the formulation of nicotine water-based products (see Note 1). The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. In consideration thereof, the Company issued 13,300 shares of its common stock valued at $50,000 (or $3.76 per share, which was management's estimate of the fair market value of its common stock on the date the patent was assigned). The cost of the patent had been amortized over the patent's remaining useful life of 17 years. In addition, the Company agreed to pay the original patent holder royalties of $1.20 per case, quarterly, for every case sold (consisting of 24 bottles per case) of the Company's products which utilize the patent, for the remaining life of the patent. In June 2002, the Company prepaid royalties through the issuance of 39,900 shares of its common stock valued at $150,000 (or $0.376 per share, which was management's estimate of the fair market value of its common stock on the date the shares were issued) in lieu of meeting the minimum performance requirement of the first year. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings, which the Company began shipping in May 2003. During the fiscal year ended June 30, 2004, the Company recorded $9,534 of royalty expense in the accompanying consolidated statement of operations.

In May 2003, Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, the Company stopped marketing NICOWater(TM). Due to the Company's loss of the NICO Patent and the Company's subsequent decision to stop marketing NICOWater(TM), the Company's product NICOWater(TM) could no longer be sold and the Company incurred the following costs in connection with the patent arbitration, which are reflected as loss on patent arbitration in the accompanying consolidated statement of operations for the year ended June 30, 2004:

         Write-off of accounts receivable                    $       33,957
         Write-off of inventories                                   294,039
         Write-off of prepaid royalties                             135,023
         Litigation costs                                           222,258
         Write-off of patent                                         44,854
                                                             ---------------
                                                             $      730,131
                                                             ===============

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

In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid, Inc. (see Note 1). In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a non-interest bearing promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full, for a total purchase price of $35,702. The balance of the note was $20,702 at June 30, 2004, which is due in fiscal 2005. The Company allocated all of the purchase price to inventories.

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

On April 30, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "De Luca Note") in the amount of $68,000 payable to Fred De Luca ("De Luca"), a consultant to and director/secretary of the Company. The De Luca Note was executed for payment of accrued and unpaid consulting fees due to De Luca. The De Luca Note bears interest at the rate of 6% per annum and is payable interest only each month commencing June 1, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the De Luca Note, the Company has pledged One Thousand (1,000) shares of common stock of Xact Aid, Inc. held by the Company.

On June 10, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Kunin Note") in the amount of $100,077 payable to Norman A. Kunin ("Kunin"), a consultant to and former Chief Financial Officer of the Company. The Kunin Note was executed for payment of accrued and unpaid compensation and expenses accumulated prior to the date that Kunin terminated employment with the Company. The Kunin Note bears interest at the rate of 6% per annum with principal and interest payable through December 31, 2004 in accordance with that certain Separation Agreement and General Release between the Company and Kunin dated June 10, 2004. To secure the performance of its obligation pursuant to the Kunin Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Owens Note") in the amount of $107,198 payable to Timothy J. Owens ("Owens"), the former Chief Executive Officer of the Company. The Owens Note was executed for payment of accrued and unpaid compensation. The Owens Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Owens Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

AUGUST 2003 CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000 (the "August 2003 Debentures"). The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined. On October 15, 2003, the holders advanced $200,000 of the remaining $1,000,000 in gross proceeds prior to the date they were required to do so. In November 2003, the Company received the remaining $800,000 in gross proceeds due at the second closing. The August 2003 Debentures are payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The August 2003 Debentures are convertible at the option of the holder into shares of the Company's common stock at $0.75 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. The August 2003 Debentures also require that, in the event that the Company loses its patent relating to NICOWater(TM), the conversion price shall thereafter equal the lesser of (A) the set price or (B) 60% of the average of the 5 closing prices for the 5 trading days immediately prior to the applicable conversion date. The holders have agreed that the set price will be fixed at $0.10 per share. The Company has registered additional shares of common stock to cover such additional conversion shares. As of June 30, 2004, a total of $1,950,000 of the August 2003 Debentures was converted into 6,337,562 shares of the Company's common stock.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 1,333,333 shares of the Company's common stock at an exercise price of $0.75 per share (see Note 10). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of the warrants to purchase 1,333,333 shares of the Company's common stock and a warrant to purchase 200,000 shares of the Company's common stock issued as part of the commission fee in connection with the August 2003 Debentures financing (see below) from $0.75 to $0.10. In addition, the Company granted to the August 2003 Debentures purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 5,000 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as the Company is in compliance with their obligations under the August 2003 Debentures, the convertible debenture purchasers agreed to subordinate their security interests to a factor lien as was required for the Company to factor its accounts receivable.

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

On August 19, 2003, the Company also issued warrants to purchase 20,000 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debentures. The warrants had an exercise price of $0.75 per share and expire in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price from $0.75 to $0.10. The Company recorded the value of the warrant at $220,114 (under the Black-Scholes pricing model) as an issuance cost, which is included as a deferred financing cost in the accompanying consolidated balance sheet as of June 30, 2004. During the fiscal year ended June 30, 2004, the Company incurred other issuance costs totaling $237,000 and an additional $16,000 related to the issuance of the Company's common stock for finders fees (see Note
10), which were all recorded as deferred financing costs in the accompanying consolidated balance sheet. The Company is amortizing the deferred financing cost to interest expense using the straight-line method, adjusted prospectively for the reduction in the warrant value as a result of the exercise price reduction discussed above, through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

FEBRUARY 2004 CONVERTIBLE DEBENTURES

On February 13, 2004, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued convertible debentures with an original issue discount of 20% in the total principal amount of $1,000,000 (the "February 2004 Debentures"). The funds were received in two closings. The first closing, pursuant to which the Company received gross proceeds of $350,000 in financing, took place on February 13, 2004 with an additional $150,000 received on February 18, 2004. On March 12, 2004, the Company received $300,000 in gross proceeds, representing the balance of the total financing, pursuant to the registration statement registering the shares in connection with the financing being declared effective. The February 2004 Debentures have a term of two years. At any time after the original issue date, the February 2004 Debentures may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the February 2004 Debentures to be converted by the set price. The set price is defined as $0.10. The Company has reserved and registered 10,000,000 shares of its common stock to cover the conversion of the February 2004 Debentures. As of June 30, 2004, a total of $452,343 of the February 2004 Debentures was converted into 11,022,408 shares of the Company's common stock.

In connection with the February 2004 Debentures, the Company also issued warrants (the "February 2004 Debenture Warrants"). The February 2004 Debenture Warrants were issued at the first closing and were immediately exercisable following the first closing at an exercise price of $0.10 per share (see Note
10). The February 2004 Debenture Warrants expire five years from the date of issuance. By exercising the February 2004 Debenture Warrants, each holder of the February 2004 Debentures is entitled to purchase a number of shares of common stock equal to one-half of the number of shares of common stock into which the shareholder may convert the February 2004 Debentures. The Company has reserved 5,000,000 shares of our common stock, the number of shares that may be purchased through the exercise of the February 2004 Debenture Warrants.

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

On February 13, 2004, the Company also issued warrants to purchase 10,000 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debentures. The warrants have an exercise price of $0.10 per share and expire in five years. The Company recorded the value of the warrant of $2,696 (under the Black-Scholes pricing model) as an issuance cost, which is included in the deferred financing cost in the accompanying condensed consolidated balance sheet. During the fiscal year ended June 30, 2004, the Company incurred other issuance costs totaling $109,500 which were all recorded as deferred financing costs in the accompanying consolidated balance sheet. The Company is amortizing the deferred financing costs to interest expense using the straight-line method through February 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

MAY 2004 10% CALLABLE CONVERTIBLE NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes ("May 2004 Callable Notes") . The Company received the first tranche in the gross amount of $400,000 in May 2004 and balance of two additional tranches in the aggregate gross amount of $600,000 in June 2004. The Company has received net proceeds from the May 2004 Callable Notes of $800,000. The remaining $200,000 has been retained by the accredited investors for interest payments due through maturity. The Company has included such amounts as prepaid expenses in the accompanying consolidated balance sheet and is amortizing such amounts to interest expense over the life of the notes. The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $0.08 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty percent (40%).

In the event the Company breaches one or more of its covenants, representations or warranties, the Company may be obligated to pay liquidated damages as defined in the agreements. The May 2004 Callable Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The May 2004 Callable Notes are collateralized by substantially all of the Company's assets.

The Company has initially registered 166,666,667 shares of its common stock to cover the conversion of the May 2004 Callable Notes. As of June 30, 2004, a total of $13,300 of the May 2004 Callable Notes was converted into 2,016,129 shares of the Company's common stock.

In connection with the May 2004 Callable Notes, the Company also issued warrants to purchase 3,000,000 shares of the Company's common stock at an exercise price of $0.035 per share (see Note 10) that expire five years from the date of issuance. The Company has registered 6,000,000 shares of its common stock to cover these warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the May 2004 Callable Notes, the Company has recorded a debt discount of $716,673. The Company is amortizing the discount using the effective interest method, adjusted prospectively for any reduction in the warrant value as a result in the exercise price reduction discussed in Note 10. through May and June of 2006. The Company is immediately recording the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid-in capital when the related note is converted into the Company's common stock.

During the fiscal year ended June 30, 2004, the Company incurred issuance costs of $52,500 which were recorded as deferred financing costs in the accompanying consolidated balance sheet. The Company is amortizing the deferred financing cost to interest expense using the straight-line method through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

During the fiscal year ended June 30, 2004, the Company recorded interest expense related to the amortization of the debt discount and debt issuance costs totaling $1,139,532. During the fiscal year ended June 30, 2004, the Company recorded additional paid-in capital related to the conversion of the debentures of $1,275,846. At June 30, 2004, the Company has remaining unamortized debt issuance costs and debt discounts of $102,861 and $1,110,911, respectively, associated with convertible debentures not yet converted.

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the fiscal year ended June 30, 2003, the Company:

(i) issued 275,109 shares of common stock for consulting services valued at $1,034,247 (or $3.76 per share, which was the estimated fair market value of the common stock on the date the shares were issued) and 220,000 restricted shares of common stock for consulting services valued at $1,571,728 (or $7.10 per share, which was the weighted average fair market value of its common stock on the dates of issuance), of which $60,959 was recorded as prepaid consulting expense to be amortized over the respective service periods and $2,545,016 was recorded as general and administrative expense in the accompanying consolidated statement of operations;

(ii) issued 30,812 shares as additional interest expense pursuant to the terms of the convertible promissory notes payable valued at $106,407;

 (iii) issued 366,016 shares valued at $0 as the shares were issued but held in escrow pending negotiation of certain transactions;

(iv) issued 110,000 shares for consulting services under the 2000 Plan, valued at $1,118,213, (or $10.20 per share, which was the weighted average fair market value on the dates of issuance), of which $259,650 was recorded as prepaid consulting expense to be amortized over the respective service periods and $858,563 was recorded as general and administrative expense in the accompanying consolidated statement of operations;

(v) issued 114,999 shares for consulting services under the 2003 Plan, valued at $209,665 (or $1.80 per share, which was the weighted average fair market value on the dates of issuance), of which $108,348 was recorded as prepaid consulting expense to be amortized over the respective service periods, and $214,063 was recorded as general and administrative expense in the accompanying consolidated statements of operations. In addition, the Company issued 68,061 shares under the 2003 Plan valued at $136,434 (or $2.00 per share, which was the weighted average fair market value on the dates of issuance) for the settlement of certain accounts payable totaling $112,745, recording a loss of $23,689 on the settlement of this accounts payable balance in other expense in the accompanying consolidated statement of operations;

(vi) issued 339,473 shares in connection with the exercise of options for $270,200 cash and $15,000 as a reduction of accounts payable;

(vii) sold 220,085 shares of restricted common stock at a weighted average price of $1.50 per share and warrants to purchase 190,000 shares of common stock at a weighted average exercise price of $5.80 per share for which the Company received aggregate net cash proceeds of $331,000;

(viii) committed to issue 30,000 shares of restricted common stock to employees in connection with their initial employment. The Company recorded salary expense of $75,126 (or $2.50 per share, which was the weighted average fair market value of its common stock on the employment agreement dates) in general and administrative expense in the accompanying consolidated statement of operations; and

(ix) issued 172,000 shares of common stock for the conversion of a $172,000 related party note payable (see Note 12) (or $1.00 per share, which was the stated conversion price).

During the fiscal year ended June 30, 2004, the Company:

(i) issued 3,608,957 shares for services under the 2003 Plan, valued at $719,298, (or an average price of $0.20 per share, which were recorded at the fair value on the dates of issuance), of which $646,025 was recorded as general and administrative expense in the accompanying audited consolidated statements of operations based on the related services provided. The remaining balance of $73,273 will be recorded during fiscal 2005 as the services are provided;

(ii) issued 19,376,099 shares of the Company's previously registered common stock, pursuant to the conversion of $2,415,643 of convertible notes payable. In connection with the conversions, the Company has recorded the unamortized deferred financing costs, beneficial conversion features and warrant value to additional paid-in capital upon conversion, which totaled $1,275,846 for fiscal 2004;

(iii) issued 150,000 shares of its restricted common stock, valued at $315,000 (based on the fair value on the date of grant) to one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003. Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 in the accompanying consolidated statements of operations;

(iv) issued 132,798 shares of the Company's common stock under the 2003 Plan, valued at $167,070 (or an average price of $1.26 per share, which is the fair market value of the stock on the date of issuances), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $46,562 in other expense in the accompanying consolidated statement of operations;

(v) sold 100,000 shares of restricted common stock for $1.50 per share for which the Company received cash proceeds of $150,000;

(vi) issued 103,333 shares of common stock related to an anti-dilution provision to certain investors. Such shares represent the maximum number of shares required to be issued by the Company under the provisions of the related agreements;

(vii) issued 10,000 shares valued at $16,000 as finders fees, which has been recorded as deferred financing costs (see Note 9);

(viii) issued 1,333,333 shares for cash proceeds of $133,333 upon the exercise of warrants;

(ix) issued 5,656,762 shares of common stock valued at $155,767 to former employees for services rendered;

(x) issued 326,076 shares of common stock out of escrow valued at $358,684 for a license (see Note 4); and

(xi) amortized all prepaid consulting expenses of $428,957 as the related service periods were completed.

STOCK OPTIONS

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of options and shares to acquire up to 253,333 registered shares of common stock to officers, employees, directors and consultants. On February 12, 2003, the Company increased the number of registered shares reserved for issuance to 423,333 shares. The 2000 Plan allows for the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2000 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2000 Plan available for grant at June 30, 2004 was 265,583.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that authorized the issuance of options, right to purchase common stock and stock bonuses up to 10,000,000 shares, of which 500,000 shares were registered on April 25, 2003, 500,000 shares were registered on June 25, 2003, 1,000,000 were registered on January 22, 2004 and 5,000,000 were registered on May 19, 2004. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2003 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at June 30, 2004 was 2,957,900.

Options to purchase 47,750 shares of the Company's common stock under the 2000 Plan at prices ranging from $1.30 per share to $3.00 per share (below the fair market value on the date of grant) were issued to consultants during the year ended June 30, 2003. All of these options were exercised during the year ended June 30, 2003 for cash of $90,200.

Options to purchase 291,723 shares of the Company's common stock under the 2003 Plan at prices ranging from $3.00 per share to $2.20 per share (below the fair market value on the date of grant) were issued to consultants during the year ended June 30, 2003. All of these options were exercised during the year ended June 30, 2003 for cash of $180,000 and reduction of an accounts payable of $15,000.

The Company has no options granted during the year ended June 30, 2004 and has no options outstanding as of June 30, 2004. The general and administrative expense recognized in the accompanying audited consolidated statement of operations pursuant to SFAS No. 123 for the options issued to non-employees was $362,337 during the year ended June 30, 2003.

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

During the fiscal year ended June 30, 2003, the Company:

(i) issued warrants to purchase 256,000 shares of the Company's common stock at $1.70 per share (the fair market value on the date of grant) to two of its officers in connection with their employment agreements and recorded $0 of compensation expense as the warrants had exercise prices equal to the market value of the underlying common stock on the date of grant;

(ii) issued warrants to purchase 206,000 shares of the Company's common stock at prices ranging from $0.10 per share to $1.70 per share (at or below the fair market value on the dates of grant) to consultants. 200,000 of these warrants vest immediately and 6,000 of these warrants vest upon the Company's share price reaching certain fair market values. The Company recorded general and administrative expense of $210,015 during the year ended June 30, 2003 for these warrants; and

(iii) issued warrants to purchase 190,000 shares of the Company's common stock to certain third-party investors for $5.80 per share (see "Common Stock" section above).

During the fiscal year ended June 30, 2004, the Company:

(i) issued a warrant to purchase 100,000 shares of the Company's common stock at $5.00 per share to a third party. The warrant expires in 5 years and vests immediately. The common stock purchase warrant agreement also included a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $20.00 per share for the first 50,000 shares and (ii) $30.00 per share for the remaining 50,000, which right expired on July 9, 2004.

(ii) issued a warrant to purchase 75,000 restricted shares of the Company's common stock at $2.40 per share (the fair market value of the stock on the date of grant) to one of its former officers in connection with his employment agreement and recorded $0 of compensation expense under APB 25 as the warrant had an exercise price equal to the market value of the underlying common stock on the date of grant.

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the August 2003 Debenture (see Note 9), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 1,333,333 shares of the Company's common stock) at $0.75 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see Note 9). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of these warrants from $0.75 to $0.10 (see Note 9). As of June 30, 2004, all of these warrants have been exercised for total proceeds of $133,333 (see Note 9). As of the date of this filing, all of these warrants have been exercised.

(iv) issued a warrant to purchase 20,000 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debenture (see
Note 9). The warrant had an exercise price of $0.75 per share and expires in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of this warrant from $0.75 to $0.10. The Company recorded the revised warrant value of $220,114, using the Black-Scholes option pricing model, as a debt issuance cost (see Note 9).

(v) issued, pursuant to the Securities and Purchase Agreement and in connection with the February 2004 Debenture (see Note 9), warrants to purchase one share of the Company's common stock for every two shares underlying the debentures (or 5,000,000 shares of the Company's common stock) at $0.10 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see
Note 9).

(vi) issued a warrant to purchase 10,000 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debenture (see
Note 9). The warrant has an exercise price of $0.10 per share and expires in five years. The Company recorded the warrant value of $2,696 ,using the Black-Scholes option pricing model, as a debt issuance cost (see Note 9).

(vii) issued, pursuant to the Securities and Purchase Agreement and in connection with the May 2004 Callable Notes (see Note 9), warrants to purchase 3,000,000 shares of the Company's common stock at $0.035 per share. The warrants expire five years from the date of issuance and are subject to exercise price adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock on any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board. The Company recorded the warrant value of $50,006 using the Black Scholes option pricing model, as a debt discount (see Note 9).

(viii) issued a warrant to purchase 1,000,000 restricted shares of the Company's common stock at $0.03 per share (in excess of the fair market value of the stock on the date of grant) to one of its former executive officers in connection with a consulting agreement for the period from June 2004 through June 2007. The warrants vest over the term of the agreement, have a total value of $15,000 (based on the Black Scholes option pricing model) and expired in June 2009. The related consulting expense for fiscal 2004 was insignificant.

Certain common stock purchase warrant agreements with certain investors included a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $20.00 per share for the first 95,000 shares and (ii) $30.00 per share for the remaining 95,000 shares, which right expired on June 9, 2004.

The following represents a summary of the warrants outstanding for the years ended June 30, 2004 and 2003:

                                                                                                 Weighted Average
                                                                                                  Exercise Price
                                                                       Number of Warrants            Per Share
                                                                       --------------------      ------------------
Outstanding at July 1, 2002                                                            -         $            -
     Granted                                                                     652,000                   2.87
     Exercised                                                                         -                      -
     Canceled                                                                          -                      -
                                                                         ---------------         --------------

Outstanding at June 30, 2003                                                    652,000                    2.87

    Granted                                                                  10,538,333                    0.11
    Exercised                                                                (1,333,333)                  (0.01)
    Forfeited/Cancelled                                                        (262,000)                  (1.66)
                                                                         --------------          ---------------
Outstanding at June 30, 2004                                                   9,595,000         $        0.27
                                                                         ===============         ===============
Exercisable at June 30, 2003                                                   8,595,000         $        0.30
                                                                         ===============         ===============

The following summarizes information about warrants outstanding at June 30, 2004:

                                        Warrants Outstanding                           Warrants Exercisable
                        ------------------------------------------------------    -------------------------------
                                              Weighted
                                               Average            Weighted                           Weighted
                          Number of           Remaining           Average          Number of          Average
     Range of               Shares           Contractual          Exercise           Shares          Exercise
 Exercise Prices         Outstanding        Life (Years)           Price          Exercisable          Price
-------------------     ---------------    ----------------    ---------------    -------------    --------------
    $0.03-$0.05            4,075,000            4.9             $     0.03          3,075,000      $      0.03
       $0.17               5,010,000            4.6             $     0.10          5,010,000      $      0.10
    $0.40-$0.75              510,000            4.0             $     3.82            510,000      $      3.82
                        ------------                            ----------        -----------      -----------

                           9,595,000                            $     0.27          8,595,000      $      0.30
                        ============                            ==========        ===========      ===========

The fair value of each warrant granted during the year ended June 30, 2004 to consultants and employees is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 227 percent (iii) weighted average risk free interest rate of approximately 2.00 percent, and (iv) average expected life of 1 year.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

The Company leases its facility under an operating lease agreement expiring June 30, 2009. Under the lease, the Company pays $5,950 per month through June 30, 2005, $6,110 per month through June 30, 2006, $6,271 per month through June 30, 2007, $6,432 per month through June 30, 2008 and $6,593 per month through June 30, 2009. The total amount of rent paid during the year ended June 30, 2004 and 2003 was $100,548 and $95,860, respectively.

The future minimum annual lease payments under this lease agreement at June 30, 2004 are as follows:

Years Ending

          June 30,
-----------------------------

           2005                              $       71,400
           2006                                      73,320
           2007                                      75,240
           2008                                      77,184
           2009                                      79,116
                                             -----------------
                                             $      376,260
                                             =================

EMPLOYMENT AGREEMENTS AND SEPARATION AGREEMENT

In June 2003, the Company entered into employment agreements with its former Chief Executive Officer and former President. The agreements are for a five-year term through June 2008 and provide for a combined base salary of $600,000 per annum through October 2003, $720,000 per annum through October 2004, and an annual increase of at least 10% thereafter until the termination date. The agreements also provide for a combined sign-up bonus of $200,000, annual combined net profit bonus of 4% of the Company's net income, issuance of incentive stock options, and warrants to acquire a total of 256,000 shares of the Company's common stock (see Note 9). Additionally, the agreements provide for a combined payment of $1,440,000 upon sale or merger of the Company, and severance payment of one year of base salary, as defined.

In August 2003, the Company entered into an employment agreement with its former Chief Financial Officer. The agreement is for a five-year term through August 2008 and provides for a base salary of $250,000 per annum through October 2003, $300,000 per annum through October 2004, and an annual increase of at least 10% thereafter until the termination date. The agreement also provides for a sign-up bonus of $75,000, annual net profit bonus of 1.25% of the Company's net income, issuance of incentive stock options, and warrants to acquire a total of 75,000 shares of the Company's common stock (see Note 10). Additionally, the agreement provides for a payment of $500,000 upon sale or merger of the Company, and severance payment of one year of base salary, as defined.

The Company's Chief Financial Officer ("CFO") resigned in June 2004, and the Company entered into a separation agreement and general release with the CFO. The agreement provides for payment to the CFO of all accrued and unpaid salary and bonuses earned through the date of resignation, and the Company agreed to reduce the exercise price of warrants issued pursuant to the employment agreement. Additionally, the agreement provides for a payment of $250,000 upon sale or merger of the Company.

The Company is currently negotiating the severance payments owed to the former employees noted above.

LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that it breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process of defending this litigation and has recorded a liability of $156,400 in the accompanying consolidated balance sheet.

On April 7, 2002, the Company entered into an Agreement for the Assignment of Patent Rights to U.S. Patent No. 6,268,386 relating to the formulation of nicotine water-based products. This patent is referred to as the "NICO Patent." The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. The Company's first water-based homeopathic nicotinum (nicotine) product was NICOWater(TM), an odorless and tasteless water-based product that is designed to relieve the self-diagnosed symptoms of tobacco cravings. In May 2003 the Company began shipping NICOWater(TM). In May 2003 Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, the Company stopped marketing NICOWater(TM). Although the Company has acquired other products, NICOWater(TM) was the only product sold. On February 17, 2004, the panel of arbitrators issued a final award for reimbursement of the opposing party's attorneys fees in the amount of $222,258, of which $12,165 was paid in June 2004 leaving a balance of $209,273. As a result, the Company accrued legal fees of $209,273, which are reflected in impairment loss in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2004. In September 2004, the Company settled the total balance due with a payment of $175,000.

In October 2003, two individuals filed a lawsuit against the Company in connection with a consulting agreement and a common stock warrant purchase agreement they allegedly entered into with the Company. The Company's attorneys responded disavowing the validity of referenced agreements. On February 27, 2004 a Stipulation For Voluntary Dismissal was filed in the Circuit Court of Cook County, Illinois dismissing the plaintiffs' action without prejudice, without costs and without attorney's fees.

On February 3, 2004, the Company received a letter of default and demand for reimbursement in the sum approximating $27,000 from Aerofund , with whom the Company had an accounts receivable financing agreement. The default was caused by non-payment of invoices to certain customers against which Aerofund had advanced funds to the Company. The non-payment, in turn, was caused by the loss of the NICO Patent and the inability of that product to be sold. In March and June 2004, the Company paid $10,000 and $8,000, respectively, and recorded an accrued liability of $8,870 reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of June 30, 2004. In July 2004, the Company paid the remaining balance due to Aerofund.

On June 10, 2004, Impact Displays Inc. filed a complaint against the Company demanding payment of $146,830, representing the balance due on a $346,830 invoice, against which the Company paid $200,000, for shelving to display NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, the Company alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had a tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of the product. Management believes that the Company will prevail and will have no liability regarding this lawsuit.

The Company, from time to time, is involved in various other legal and related proceedings which arise in the ordinary course of operating our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the consolidated financial position or results of operations of the Company.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2003, the Company paid or accrued approximately $571,250 and issued shares valued at approximately $712,425 to various related parties, including officers and/or stockholders of the Company for consulting and other administrative services. No such transactions occurred in fiscal 2004.

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

On June 11, 2003, the Company entered into a convertible promissory note agreement with one of its shareholders for $172,000 with 1% interest per annum, convertible at $1.00 per share to shares of the Company's common stock. On June 23, 2003, the note was converted to 172,000 shares of the Company's common stock. The Company recorded interest expense of $120,400 in fiscal 2003 in the accompanying consolidated financial statements related to the beneficial conversion feature in the convertible promissory note.

On April 30, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "De Luca Note") in the amount of $68,000 payable to Fred De Luca ("De Luca"), a consultant to and director/secretary of the Company. The De Luca Note was executed for payment of accrued and unpaid consulting fees due to De Luca. The De Luca Note bears interest at the rate of 6% per annum and is payable interest only each month commencing June 1, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the De Luca Note, the Company has pledged One Thousand (1,000) shares of common stock of Xact Aid, Inc. held by the Company.

On June 10, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Kunin Note") in the amount of $100,077 payable to Norman A. Kunin ("Kunin"), a consultant to and former Chief Financial Officer of the Company. The Kunin Note was executed for payment of accrued and unpaid compensation and expenses accumulated prior to the date that Kunin left the employ of the Company. The Kunin Note bears interest at the rate of 6% per annum with principal and interest payable through December 2004 in accordance with that certain Separation Agreement and General Release between the Company and Kunin dated June 10, 2004. To secure the performance of its obligation pursuant to the Kunin Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered to a Promissory Note Secured By Security Agreement (the "Owens Note") in the amount of $107,198 payable to Timothy J. Owens ("Owens"), the former Chief Executive Officer of the Company. The Owens Note was executed for payment of accrued and unpaid compensation. The Owens Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Owens Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

Interest expense on the related party notes payable was insignificant for the year ended June 30, 2004.

See Note 10 for a description of all equity instruments issued to employees and other related parties.

NOTE 13 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2004 and 2003, since the Company incurred net operating losses through June 30, 2004.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2004 are presented below:

Deferred tax asset:
     Net operating loss carryforward                 $    6,440,000
     Equity compensation                                    216,000
     Reserves and accruals                                   34,000
                                                     ----------------
                                                          6,690,000

Less valuation allowance                                 (6,690,000)
                                                     ----------------

Net deferred tax asset                               $           -
                                                     ================

The valuation allowance increased by $2,628,000 and $2,552,000 during the years ended June 30, 2004 and 2003, respectively.

The provision for income taxes for the years ended June 30, 2004 and 2003 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes primarily as a result of state income taxes and changes in the valuation allowance.

As of June 30, 2004, the Company had net operating loss carryforwards of approximately $16,700,000 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2024 and 2011, respectively.

NOTE 14 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2003 and 2002:


                                                                     2004                      2003
                                                                -----------------       -----------------
Numerator for basic and diluted loss per
  common share - net loss                                       $     (7,161,005)       $     (6,410,216)
                                                                ================        ================

Denominator for basic and diluted loss per
  common share - weighted average shares                              10,510,065               2,482,856
                                                                ================        ================

Basic and diluted loss per common share                         $          (0.68)       $          (2.58)
                                                                ================        ================

NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

AUGUST 2004 CALLABLE NOTES

On August 12, 2004, the Company entered into a for Securities Purchase Agreement with several accredited institutional investors the issuance of an aggregate of $500,000 principal amount 10% Callable Secured Convertible Notes ("August 2004 Callable Notes") . The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $0.0056 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by fifty percent (50%).

In the event the Company breaches one or more of its covenants, representations or warranties, the Company may be obligated to pay liquidated damages as defined in the agreements. The August 2004 Callable Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The August 2004 Callable Notes are collateralized by substantially all of the Company's assets.

The Company has registered approximately 500,000,000 shares of its common stock to cover the conversion of the August 2004 Callable Notes.

In connection with the August 2004 Callable Notes, the Company also issued warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.0056 per share that expire five years from the date of issuance. The Company has reserved and registered 3,000,000 shares of its common stock to cover these warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the August 2004 Callable Notes, the Company has provided a debt discount of $500,000. The Company is amortizing the discount using the effective interest method through August 2006. The Company is immediately recording the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid-in capital when the related note is converted into the Company's common stock.

Subsequent to year end, the Company incurred cash issuance costs of $120,000 which will be recorded as deferred financing costs. The Company will amortize the deferred financing costs to interest expense using the straight-line method, through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

COMMON STOCK AND WARRANTS

Subsequent to year end, the Company issued 174,387,642 shares of its common stock in connection with the conversion of $129,641 of convertible debenture debt, including 30,000,000 shares were issued in consideration of the Company's not having the required amount of authorized shares to satisfy the notice of conversion in a timely manner.

Subsequent to year end, the Company issued 23,750,000 and 100,000,000 shares of its Common Stock to its former Chief Executive Officer in payment of $100,000 of accrued compensation and $50,000 related to the conversion of notes payable, respectively. The common stock was valued at $166,250 and $50,000 (based on the fair value on the date of grant) for the issuance related to the accrued compensation and the conversion of notes payable, respectively. The Company will record a loss on settlement of accrued compensation of $66,250 in other expense in the statement of operations for the quarter ending September 30, 2004.

Subsequent to year end, the Company issued 150,000,000 shares of its Common Stock to its Chief Executive Officer in connection with an employment agreement. The common stock was valued at approximately $150,000 (based on the fair value on the date of grant) and will be expensed over the life of the related employment agreement.

Subsequent to year end, the Company issued 30,000,000 shares of its Common Stock, 15,000,000 to its former Chief Financial Officer and 15,000,000 to a current board of director in connection with consulting services rendered. The common stock was valued at approximately $30,000 (based on the fair value on the date of grant).

Subsequent to year end, the Company issued 2,000,000 shares of the Company's common stock for services rendered, valued at $11,400 (or $0.0057 per share, which is the fair market value of the stock on the date of issuance).

Subsequent to year end, the Company issued a warrant to purchase 1,000,000 restricted shares of the Company's common stock at $0.03 per share (in excess of the fair market value of the stock on the date of grant) to a consultant and director of the Company in connection with a consulting agreement and will value such warrant in accordance with SFAS 123.

OTHER

In July 2004, Fred De Luca, the Company's Secretary, was appointed as a member of the Board of Directors. In September 2004, Timothy J. Owens resigned as the Company's Chief Executive Officer and Chairman of the Board, and Steven Reder resigned from the Company's Board of Directors and was terminated as the Company's President and Chief Financial Officer. In September 2004, Edward W. Withrow III was appointed to the Board of Directors as Chairman and appointed as the Company's Chief Executive Officer, President and Acting Chief Financial Officer.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL
Our management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

                         Our officers and directors are:

NAME                              AGE              TITLE

Edward W. Withrow III              40              Chief Executive Officer,
President, Acting Chief
Financial Officer
and Director

Fred De Luca                       73              Director and Secretary

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

Edward W. Withrow III, Chairman, Chief Executive Officer, President and Acting Chief Financial Officer joined the Company in September 2004. In 1991 Mr. Withrow began his fifteen year entrepreneurial career as co-founder and principal in Box Office Partners, a foreign distribution and acquisition fund, spearheading the capitalization of their Box Office Partners 1, 2 and 3 Funds. He then became a principal in The Withrow Group in 1993, a Los Angeles based company developing and packaging filmed entertainment and shortly thereafter in 1995, co-founded Family Store Entertainment, successfully producing educational entertainment for young children distributed through major U.S. grocery chains. In 1999, Mr. Withrow also co-founded Simplyfamily.com, an integrated vertical commerce community and one of the largest independent family based communities operating on the Internet. In 2002, Mr. Withrow then became the C.E.O. of Reward Enterprises, Inc., an international telecommunications company specializing in the emerging growth area of Voice over Internet Protocol (VoIP) Mr. Withrow attended the University California Santa Barbara (UCSB).

Fred De Luca, Director and Secretary. On July 21, 2004, Fred De Luca, Secretary, was appointed to the Board of Directors. Mr. De Luca practiced corporate law over a twenty nine year period until retiring to serve as legal consultant and board of directors member to various private and publicly traded companies. Mr. De Luca earned his under graduate degree at University California Los Angeles
(UCLA) and his law degree at Southwestern University School of Law.

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

CODE OF ETHICS

For the year ended June 30, 2004, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2005.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company intends to identify independent audit committee members, including a financial expert to serve on our audit committee and we expect this process to continue through 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the CEO, President and CFO for all services rendered in all capacities to us for each of its last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                      AWARDS                              PAYOUTS
                             --------------------------------------------------------------------------------------
                                                        Other          Restricted                            All Other
                                                        Annual         Stock        Securities     LTIP      Compen-
Name and Principal            Salary       Bonus        Compensation   Awards       Underlying     Payout    sation
Position               Year                                  (6)        ($)        Options/SARs     ($)        ($)
                                  ($)        ($)            ($)
Timothy J. Owens,      2004    347,538(1)     -              -            -              -            -          -
Chief Executive        2003     16,750(4)  100,000(5)(1)   177,500        -           128,000         -          -
Officer (7)            2002        -          -            113,500        -               -           -          -

Steven Reder           2004    347,538(2)     -              -            -              -            -          -
President(8)           2003     16,750(4)  100,000(2)(5)   177,500        -           128,000         -          -
                       2002        -          -            105,000        -              -            -          -

Norman A. Kunin,       2004   251,538(3)    75,000(3)         -           -            75,000         -          -
Chief Financial
Officer (9)


Note 1 - Of this gross salary, $241,859 was paid in cash and $100,000 was paid in common stock of the Company.

Note 2 - Of this gross salary, $239,538 was paid in cash and $108,000 was paid in common stock.

Note 3 - Of this gross salary, $198,961 was paid in cash and $20,000 was paid in common stock of the Company. Of the $75,000 bonus, $25,000 was paid in cash and the balance remains unpaid and accrued.

Note 4 - These salaries were accrued and unpaid for the period June 9 through June 30, 2003.

Note 5 - These bonuses were accrued pursuant to employment agreements dated June 9, 2003.

Note 6 - Represent total amounts due to these executive officers pursuant to consulting agreements that pre-dated their employment. Cash payments made to Timothy J. Owens for 2003 and 2002 were $162,500 and $32,500, respectively. Cash payments made to Steven Reder for the years 2003 and 2002 were $162,500 and $35,000, respectively.

Note 7 - Resigned in September 2004

Note 8 - Terminated in September 2004 Note 9 - Resigned in June 2004

STOCK OPTIONS

The following tables set forth certain information concerning the granting and exercising of stock options during the last completed fiscal year by the named executive officers and the fiscal year-end value of unexercised options for the named executive officers on an aggregated basis:

                                Number of            % of Total
                               Securities       Options/SARs Granted
                               Underlying          to Employees in
                              Options/SARs           Fiscal Year       Exercise Price ($/sh)
Name                           Granted (#)                                                       Expiration Date
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Norman A. Kunin                75,000                100%                $0.03/share              August 2008
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Aggregated Option/SAR Exercises in Last Fiscal Year And FY-End Option/SAR Values(1)

                                                                                                    Value of
                                                                             Number of             Unexercised
                                                                            Unexercised           In-the-Money
                                                                           Options/SARs           Options/SARs
                                                                           at FY-End (#)        at FY-End ($)(2)
                             Shares Acquired      Value Realized(1)       Unexercisable/         Unexercisable/
Name                         on Exercise (#)             ($)                Exercisable            Exercisable
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Timothy J. Owens                   -0-                   -0-                0/128,000                 $0/$0

Steven Reder                       -0-                   -0-                0/128,000                 $0/$0

Norman A. Kunin                    -0-                   -0-                0/75,000                  $0/$0
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

EMPLOYMENT CONTRACTS

In June 2003 we entered into an employment agreement with Timothy J. Owens to employ him as Chief Executive Officer. The agreement is for a five year term, through June 8, 2008, and provides for a base salary of $300,000 per year through October 1, 2003, $360,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $100,000, payable in four equal payments of $25,000 each on July 1 and October 1, 2003 and January 1 and April 1, 2004, a bonus computed annually totaling 2.00% of net income, issuance of incentive stock options and a warrant to purchase 1,280,000 shares of our Common Stock at an exercise price of $0.17 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $720,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. Since the inception of his employment agreement through September 7, 2004, Mr. Owens has been paid gross salary of $146,538 in cash, $200,000 through the issuance of 27,321,429 shares of common stock in the Company, with $22,429 remaining unpaid. On September 7, 2004, Mr. Owens resigned as Chief Executive Officer of the Company.

In June 2003 we entered into an employment agreement with Steven H. Reder to employ him as President. The agreement is for a five year term, through June 8, 2008, and provides for a base salary of $300,000 per year through October 1, 2003, $360,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $100,000, payable in four equal payments of $25,000 each on July 1 and October 1, 2003 and January 1 and April 1, 2004, a bonus computed annually totaling 2.00% of net income, issuance of incentive stock options and a warrant to purchase 1,280,000 shares of our Common Stock at an exercise price of $0.17 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $720,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. Since the inception of his employment agreement through September 9, 2004, Mr. Reder has been paid gross salary of $146,538 in cash with $224,750 remaining unpaid. On September 9, 2004, Mr. Reder was terminated as President of the Company.

In August 2003 we entered into an employment agreement with Norman A. Kunin. The agreement is for a five year term, through July 31, 2008, and provides for a base salary of $250,000 per year through October 1, 2003, $300,000 per year through October 1, 2004, and an increase of at least 10% annually until the termination date. The agreement also provides for a one-time signing bonus of $75,000, payable in three equal payments of $25,000 each on August 4 and November 1, 2003 and February 1, 2004, a bonus computed annually totaling 1.25% of net income, issuance of incentive stock options and a warrant to purchase 750,000 shares of our Common Stock at an exercise price of $0.24 per share, the fair market value of the Common Stock on the date of issuance. Additionally, the agreement provides for a payment of $500,000 upon certain transactions, such as a sale of substantially all of our assets or a merger, and a severance benefit of one year's base salary. For the fiscal year ended June 30, 2004, Mr. Kunin has been paid gross salary of $166,961 in cash, $20,000 through the issuance of 2,083,333 shares of common stock in the Company with $82,577 unpaid and accrued on the accompanying audited condensed consolidated balance sheet under notes payable to related parties and accrued salaries. On June 11, 2004, Mr. Kunin resigned as Chief Financial Officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 10, 2004 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group. The term "executive officer" is defined as the Chief Executive Officer, President and the Chief Financial Officer. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

----------------------- ----------------------------------------- --------------- --------------
                                                                    Number of      Percentage
                                                                      Shares        Ownership
  Title of Class of                                                Beneficially
       Security                   Name and Address(1)                Owned(2)
----------------------- ----------------------------------------- --------------- --------------
Common Stock            Edward W. Withrow III (6)(7)                        6,650(10)     nil
Common Stock            Timothy J. Owens(2)(3)(4)(5)                   27,996,381(8)     20.9%
Common Stock            Steven H. Reder(2)(3)(4)                          510,875(9)      nil
Common Stock            Norman Kunin(2)(3)                              2,187,833        1.64%
Common Stock            Fred DeLuca(6)                                    345,401         nil

                        All Officers and Directors (6 persons)         31,047,140        23.2%
----------------------- ----------------------------------------- --------------- --------------

(1) The address for Mr. Withrow, Mr. Owens, Mr. Reder, Mr. Kunin and Mr. DeLuca is c/o QT 5, Inc., 5655 Lindero Canyon Road, Suite 120, Westlake Village, California 91362.
(2) Included in this calculation are 128,000 shares deemed beneficially owned by Timothy J. Owens, 128,000 shares deemed beneficially owned by Steven H. Reder and 1,075,000 shares deemed beneficially owned by Norman A. Kunin by virtue of their right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. These shares represent warrants granted to Messrs. Owens, Reder and Kunin in conjunction with their former employment and consulting activity.
(3) Former Executive Officer.
(4) Former Director.
(5) 5% Shareholder.
(6) Director
(7) Executive Officer
(8) Includes 5,275 shares of Common Stock registered to Melissa Owens, 17,125 shares of Common Stock registered to Zach Owens and 239,932 shares of Common Stock registered to TMZ Group LLC.
(9) Includes 500 shares registered to Bill
Reder, 9,975 shares registered to Geoffrey Reder, 13,300 shares registered to Altagracia Yanez, and 8,645 shares registered to Michael Reder.
(10) Includes 3,325 shares registered to Warren Withrow.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In November 2002, we executed a non-interest bearing note, due on demand, for a purchase of certain office furniture from Steven H. Reder for $17,500. This note was repaid during the fiscal year ended June 30, 2004.

During the 2003 fiscal years and prior to their employment with us, we retained the services of Timothy J. Owens and Steven H. Reder as consultants. During this period, we paid or accrued consulting fees of $177,500 to Mr. Owens and consulting fees of $177,500 to Mr. Reder.

During the 2003 fiscal year, we retained the consulting services of Federico Cabo, a former 5% shareholder, and we paid or accrued consulting fees of $122,500 during this period. We also retained consulting services of other parties related to the officers and we paid or accrued consulting fees of $93,750 during this period. As of June 30, 2003, Mr. Cabo was no longer a 5% shareholder in the Company.

In January and February 2003, we issued to the following parties an aggregate of 133,835 shares of our Common Stock in connection with consulting services having a total value of $680,425:

Name                                Description                                 No. of Shares    $ Value
--------------------------------------------------------------------------------------------------------
Federico Cabo                       5% shareholder                              39,900          $ 199,500
Timothy Owens                       Officer/Director/5% shareholder             18,620          $  93,100
Zachariah Owens                     Related to Officer/Director                 10,475          $  56,125
Melissa Owens                       Related to Officer/Director                 10,475          $  56,125
Geoffrey Reder                      Related to Officer/Director                  8,645          $  43,225
Richard Cabo                        Related to 5% shareholder                    9,975          $  49,875
Gregory Cabo                        Related to 5% shareholder                    6,650          $  33,250
Diane Cabo                          Related to 5% shareholder                    6,650          $  33,250
Federico Cabo, Jr.                  Related to 5% shareholder                    6,650          $  33,250
Michael Reder                       Related to Officer/Director                  8,645          $  43,225
Anne Reder                          Related to Officer/Director                  6,650          $  33,250
Willie Reder                        Related to Officer/Director                    500          $   6,250

As part of the negotiations to purchase a non-controlling interest in a bottling facility in Mexico from OCIF-OBAC-SA de CV, an entity owned and controlled by Federico Cabo, a 5% shareholder, we authorized and issued to escrow 266,000 shares of our Common Stock until a definitive agreement could be reached. A definitive agreement was not reached, and during the fiscal year ended June 30, 2004, the escrow was terminated, the escrowed shares were retired and 339,400 shares of common stock were issued to Mr. Cabo, as cancellation shares. Such shares have been included in shares issued for services in the accompanying consolidated statement of stockholders' deficit.

In March 2003, we issued to Shelly Singhal, a former 5% stockholder, 5,000 shares of our Common Stock in exchange for $14,500.

In April 2003, we issued to Shelly Singhal, a former 5% stockholder, 89,089 shares of our Common Stock in exchange for $118,200.

In May 2003, we issued to Shelly Singhal, a former 5% stockholder, 240,384 shares of our Common Stock in exchange for $137,500.

In May 2003, before he was retained as our Chief Financial Officer, we issued to Norman A. Kunin 32,000 shares of our Common Stock as payment for consulting services provided by Kunin Business Consulting, a division of Ace Investors LLC, valued at $32,000.

In June 2003 we issued to SBI USA, LLC, an affiliate of Shelly Singhal, 172,000 shares of our Common Stock pursuant to the terms of a convertible promissory note in the principal amount of $172,000.

On August 29, 2003 we issued a total of 162,717 shares of our Common Stock to SBI-USA, LLC, an affiliate of Shelly Singhal. Of this amount, 150,000 shares were issued in settlement of a demand promissory note for a loan in the amount of $112,500 and 12,717 shares were issued in payment of amounts due in connection with the termination of a financial advisory agreement dated June 2, 2003.

On April 30, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "De Luca Note") in the amount of $68,000 payable to Fred De Luca ("De Luca"), a consultant to and director/secretary of the Company. The De Luca Note was executed for payment of accrued and unpaid consulting fees due to De Luca. The De Luca Note bears interest at the rate of 6% per annum and is payable interest only each month commencing June 1, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the De Luca Note, the Company has pledged One Thousand (1,000) shares of common stock of Xact Aid, Inc. held by the Company.

On June 10, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Kunin Note") in the amount of $100,077 payable to Norman A. Kunin ("Kunin"), a consultant to and former Chief Financial Officer of the Company. The Kunin Note was executed for payment of accrued and unpaid compensation and expenses accumulated prior to the date that Kunin left the employ of the Company. The Kunin Note bears interest at the rate of 6% per annum with principal and interest payable through December 2004 in accordance with that certain Separation Agreement and General Release between the Company and Kunin dated June 10, 2004. To secure the performance of its obligation pursuant to the Kunin Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered to a Promissory Note Secured By Security Agreement (the "Owens Note") in the amount of $107,198 payable to Timothy J. Owens ("Owens"), the former Chief Executive Officer of the Company. The Owens Note was executed for payment of accrued and unpaid compensation. The Owens Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Owens Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets.

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

10.9 Employment Agreement dated June 9, 2003 between the registrant and Timothy
J. Owens, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.10 Employment Agreement dated June 9, 2003 between the registrant and Steven
H. Reder, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.11 Employment Agreement dated August 4, 2003 between the registrant and Norman Kunin, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.12 Common Stock Purchase Warrant dated June 9, 2003 issued to Timothy J. Owens, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.13 Common Stock Purchase Warrant dated June 9, 2003 issued to Steven Reder, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.14 Common Stock Purchase Warrant dated August 4, 2003 issued to Norman A. Kunin, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.15 Securities Purchase Agreement dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.16 Registration Rights Agreement dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.17 Warrant dated August 19, 2003 between the registrant and various purchasers of the registrant's convertible debentures, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

10.18 6% convertible debenture entered into by the registrant and various purchasers on September 22, 2003, incorporated by reference to our Transition Report on Form 10-KSB (File No. 000-25022) dated as of September 23, 2003.

21 Subsidiaries of the registrant, filed herewith.

22.1 Information Statement on Schedule 14C, incorporated by reference to
Schedule 14C (File No. 000-25022), dated as of March 20, 2000.

22.2 Information Statement on Schedule 14C, incorporated by reference to
Schedule 14C (File No. 000-25022), dated as of December 11, 2002.

23 Consent of Corbin & Company, LLP, dated September 27, 2004, filed herewith.

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

(b) Reports on 8-K

Report filed on April 23, 2004 regarding the acquisition of Xact Aid, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                      June 30, 2004              June 30, 2003
                                      -------------              -------------

(i)      Audit Fees                   $  62,360                    $    63,365
(ii)     Audit Related Fees           $  15,825                    $     6,710
(iii)    Tax Fees                     $     -                      $     2,980
(iv)     All Other Fees               $  36,380                    $    10,950

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   QT 5, INC.

Date: October 4, 2004


By: /s/ Edward W. Withrow III
    -----------------------------------------
    Edward W. Withrow III, Chief Executive Officer


By: /s/ Edward W. Withrow III
    -----------------------------------------
    Edward W. Withrow III, Acting Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                Title                                               Date


/s/ Edward W. Withrow III          Chief Executive Officer                     October 4, 2004
-------------------                   and director
Edward W. Withrow III


/s/ Edward W. Withrow III          President and director                      October 4, 2004
---------------------------
Edward W. Withrow III

/s/ Edward W. Withrow III          Chief Financial Officer                     October 4, 2004
---------------------------
Edward W. Withrow III