Form 10QSB
period 2004-09-30
QT 5 INC
filed 2004-11-19
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


     5655 Lindero Canyon Road, Suite 106, Westlake Village, California 91362
               (Address Of Principal Executive Offices) (Zip Code)

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

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 10, 2004 was 533,441,143

                                   QT 5, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheet at September 30, 2004 (Unaudited)       2

            Consolidated Statements of Operations for the Three Months
                  Ended September 30, 2004 and 2003                            4

            Consolidated Statements of Cash Flows for the Three Months
                  Ended September 30, 2004 and 2003                            5

            Notes to Consolidated Financial Statements                         7

      Item 2. Management's Discussion and Analysis                            15

      Item 3. Controls and Procedures                                         18

Part II-- OTHER INFORMATION

      Item 1. Legal Proceedings                                               18

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     18

      Item 3. Defaults Upon Senior Securities                                 19

      Item 4. Submission of Matters to a Vote of Securities Holders           19

      Item 5. Other Information                                               19

      Item 6. Exhibits and Reports on Form 8-K                                20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                   QT 5, INC.
                           Consolidated Balance Sheets


                                     ASSETS

                                                                          As of             As of
                                                                      September 30,     September 30,
                                                                           2004              2003
                                                                     --------------    --------------
CURRENT ASSETS
   Cash                                                              $       39,881   $      310,520
   Accounts receivable                                                        8,997               --
   Inventory                                                                 35,870           35,870
   Customer deposits                                                         50,500           50,500
   Prepaid expenses                                                         139,385          107,597
                                                                     --------------   --------------

    Total Current Assets                                                    274,633          504,487

NET PROPERTY & EQUIPMENT                                                     28,433           28,422

NET DEFERRED FINANCING COSTS                                                113,807          102,861

OTHER ASSETS
   License                                                                  358,684          358,684
   Prepaid interest                                                         100,000          100,000
   Security deposits                                                         10,145           10,145
                                                                     --------------   --------------

     Total Other Assets                                                     468,829          468,829
                                                                     --------------   --------------

                  TOTAL ASSETS                                       $      885,702   $    1,104,599
                                                                     ==============   ==============


               See Notes to the Consolidated Financial Statements

                                   QT 5, INC.
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          As of             As of
                                                                      September 30,     September 30,
                                                                           2004              2003
                                                                     --------------    --------------

CURRENT LIABILITIES
   Accounts payable                                                  $      762,274    $      782,152
   Accrued expenses                                                         143,117            53,974
   Accrued legal fees                                                            --           210,093
   Lease liability                                                          156,400           156,400
   Note payable                                                              15,702            20,702
   Note payable to a related party                                          379,893           496,025
                                                                     --------------    --------------

     Total Current Liabilities                                            1,457,386         1,719,346

LONG-TERM LIABILITIES
   Convertible notes payable, net of amortization debt
       discount of $1,110,911                                             1,229,686           473,446
                                                                     --------------    --------------
     Total Long-Term Liabilities                                          1,229,686           473,446

                                                                     --------------    --------------

TOTAL LIABILITIES                                                         2,687,072         2,192,792

STOCKHOLDERS' EQUITY
   Common stock ($0.001 par value, 5,000,000,000 shares authorized
      424,692,078 and 34,553,437 shares issued and outstanding
      as of September 30, 2004 and 2003, respectively)                      424,692            34,553
   Additional paid-in capital                                            16,415,569        16,224,035
   Retained earnings (deficit)                                          (18,641,631)      (17,346,781)
                                                                     --------------    --------------

     Total Stockholders' Equity                                          (1,801,370)       (1,088,193)
                                                                     --------------    --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $      885,702    $    1,104,599
                                                                     ==============    ==============


               See Notes to the Consolidated Financial Statements

                                   QT 5, INC.
                      Consolidated Statements of Operations


                                              Three Months        Three Months
                                                 Ended               Ended
                                              September 30,       September 30,
                                                  2004                2003
                                             --------------      --------------

REVENUES
   Income                                    $        1,424      $      145,467
                                             --------------      --------------
Total Revenues                                        1,424             145,467
Costs of revenues                                        --             (80,521)
                                             --------------      --------------

GROSS PROFIT                                          1,424              64,946

OPERATING COSTS
   Depreciation expense                                 989                  --
   Administrative expense                           803,535           1,742,010
                                             --------------      --------------

Total Operating Costs                               804,524           1,742,010
                                             --------------      --------------

OPERATING INCOME (LOSS)                            (803,100)         (1,677,064)

OTHER INCOME & (EXPENSES)
   Interest income                                       --                  --
   Other income                                      34,278                  --
   Other expenses                                      (487)            (20,499)
   Loss in investment                                    --                  --
   Interest expense                                (524,381)           (297,040)
                                             --------------      --------------

Total Other Income & (Expenses)                    (490,590)           (317,539)
                                             --------------      --------------

NET INCOME  (LOSS)                           $   (1,293,690)     $   (1,994,603)
                                             ==============      ==============

BASIC EARNINGS (LOSS) PER SHARE              $        (0.00)     $        (0.05)
                                             ==============      ==============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      312,142,618          42,865,278
                                             ==============      ==============


               See Notes to the Consolidated Financial Statements

                                   QT 5, INC.
                      Consolidated Statements of Cash Flows


                                                                         Three Months   Three Months
                                                                            Ended          Ended
                                                                         September 30,  September 30,
                                                                             2004           2003
                                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                  $(1,293,690)   $(1,994,603)

Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization                                              989          1,724
      Provision for loss on doubtful accounts receivable                          --         10,000
      Amortization of debt discount and deferred financing costs                  --         62,682
      Loss on issuance of shares for settlement of accounts payable               --         20,499
                  payable to a related party                                      --        202,500

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                               (8,997)      (272,857)
     (Increase) decrease in inventory                                             --       (100,065)
     (Increase) decrease in deferred costs                                   (10,946)       (57,077)
     (Increase) decrease in prepaid expenses                                 (31,788)      (123,985)
      Increase (decrease) in accounts payable                                (19,878)       641,146
      Increase (decrease) in accrued expenses                               (120,950)            --
      Increase (decrease) in deferred revenues                                    --        177,981
      Increase (decrease) in deferred rent                                        --         (2,519)
      Common stock issued for services                                            --        577,320
                                                                         -----------    -----------

      Net Cash Provided by (Used in) Operating Activities                 (1,485,260)      (857,254)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net sale (purchase) of fixed assets                                     (1,000)            --
                                                                         -----------    -----------

      Net Cash Provided by (Used in) Investing Activities                     (1,000)            --

CASH FLOWS FROM FINANCING ACTIVITIES

 Change in common stock                                                      390,139        150,000
 Change in paid in capital                                                   191,534             --
 Change in convertible debentures                                            756,240        853,000
 Change in installment financing                                                  --         (9,534)
 Change in notes payable                                                      (5,000)      (102,500)
 Change in notes payable to related parties                                 (116,132)       (67,500)
 Prior period adjustment                                                      (1,160)            --
                                                                         -----------    -----------

 Net Cash Provided by (Used in) Financing Activities                       1,215,571        823,466
                                                                         -----------    -----------
Net Increase (Decrease) in Cash                                             (270,639)       (33,788)

Cash at Beginning of period                                                  310,520         67,316
                                                                         -----------    -----------
Cash at End of period                                                    $    39,881    $    33,528
                                                                         ===========    ===========
Supplemental Disclosure of Cash Flow Disclosures:

Installment financing payable and prepaid insurance recorded
         for insurance premium financed                                  $        --    $   431,908
                                                                         ===========    ===========
Interest paid                                                            $   524,381    $   297,040
                                                                         ===========    ===========
Common stock issued as prepaid consulting services                       $        --    $     9,240
                                                                         ===========    ===========
Amortization of prepaid consulting expense                               $        --    $   357,071
                                                                         ===========    ===========
Debt discount recognized related to convertible debentures               $        --    $ 1,000,000
                                                                         ===========    ===========
Common stock issued for settlement of accounts payable                   $        --    $   129,434
                                                                         ===========    ===========
Common stock issued for settlement of note payable to a
         related party                                                   $        --    $   112,500
                                                                         ===========    ===========
Common stock issued in connection with deferred financing costs          $        --    $    16,000
                                                                         ===========    ===========
Warrant issued in connection with deferred financing cost                $        --    $   596,938
                                                                         ===========    ===========


               See Notes to the Consolidated Financial Statements

                                   QT 5, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2004


NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 -   DESCRIPTION OF BUSINESS

The Company operates through its parent company and two subsidiaries:

1.    QT 5, Inc. (the parent Company)
2.    Xactaid, Inc.
3.    Nico, Inc.

NOTE 4 - PREPAID INTEREST

The Company has prepaid interest of $223,685 in connection with the issuance of convertible debt in May 2004 and August 2004. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

NOTE 5 - INCREASE IN AUTHORIZED SHARES

On July 26, 2004, a majority of the Company's stockholders approved an increase in the number of authorized common stock shares to 5,000,000,000 shares. In addition, the Company amended its articles of incorporation to adjust the common stock par value to $0.001 per share.

NOTE 6 - LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares as of September 30, 2004 and 2003, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

NOTE 7 -    LICENSE

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

NOTE 8 - NOTES PAYABLE

In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid, Inc. (see Note 1). In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a non-interest bearing promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full, for a total purchase price of $35,702. The balance of the note was $15,702 at September 30, 2004, which is due in fiscal 2005. The Company allocated all of the purchase price to inventories.

NOTE 9 - CALLABLE CONVERTIBLE NOTES PAYABLE

On August 12, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $500,000 principal amount 10% Callable Secured Convertible Notes ("August 2004 Callable Notes") . The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $0.0056 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by fifty percent (50%).

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

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended September 30, 2004, the Company:

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

The Company issued 150,000,000 shares of its Common Stock to its Chief Executive Officer in connection with an employment agreement. The common stock was valued at approximately $75,000 (based on the fair value on the date of grant) and was expensed during the three month period ended September 30, 2004.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

Effective September 27, 2004, the Company entered into an employment agreement with Edward W. Withrow III, employing Mr. Withrow as Chief Executive Officer. The agreement expires on October 1, 2007 and provides for a base annual salary in the amount of $198,000, with annual increases not to exceed 10% as determined by the Board of Directors. The agreement provides for a signing bonus of $75,000 payable in cash in four quarterly payments commencing January 1, 2005, and the issuance of 150,000,000 shares of the Company's common stock, which had a fair market value on the date of issuance of $75,000. The agreementalso provides for a performance cash bonus based upon meeting certain sales goals and per-share common stock prices for the Company. At the discretion of the Board of Directors, Mr. Withrow could be entitled to Incentive Stock Options pursuant to the Company's qualified Incentive Stock Option Plan.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 10 for a description of all equity instruments issued to employees and other related parties.

NOTE 13 - SIGNIFICANT EVENTS

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

On October 22, 2004 the Company filed a Form DEF 14C with regard to the following actions; (i) the Company will amend its certificate of incorporation to effect a one-for 150 Reverse Stock Split of the Company's common stock; and
(ii) the Company will amend its certificate of incorporation to change the name of the Company to Addison-Davis Diagnostics, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2004, and the unaudited consolidated statements of operations and cash flows for the three months ended September 30, 2004, and the related notes thereto.

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

As reported in the Independent Auditors' Report on our June 30, 2004 financial statements, the Company has incurred losses from operations that raised doubt about our ability to continue as a going concern.

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of September 30, 2004 and the unaudited statements of operations and cash flows for the three month period ended September 30, 2004 and 2003, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our September 30, 2004 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

Although we are now commencing the marketing and sales of our new specific point of care quick-test products, management recognizes that we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for new products. Although we have commenced marketing certain of our new products, we have extended the date upon which certain of them may enter the market until the fourth calendar quarter of 2004 and management believes that revenues generated by these products will lead to future profitability.

In November 2003 we completed an accounts receivable financing facility with AeroFund Financial ("AeroFund") which enables us to finance approved customer invoices to a maximum of $1,500,000 at any given time. We cured a default in the agreement by paying the balance due to AeroFund and AeroFund has indicated to us their intent to maintain the financing agreement intact. We anticipate utilizing this financing, when and if required, in connection with future sales of new products. Also, management successfully obtained additional capital through sales and issuance of callable convertible notes in August 2004 from which we received gross proceeds of $500,000. However, no assurance can be given that the accounts receivable financing facility will remain available and the callable convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We are still in our initial stages of selling our new product line to customers or distributors

RESULTS OF OPERATIONS

We are encouraged about our prospects for the future. We have installed a new management team who are focusing on identifying our markets, structuring a sales and marketing template and prioritizing our product line. Although we believe that we are making progress, our first quarter revenues were nil. We will require substantial additional funding for sales and marketing, general business overhead and the continuing research and development of products. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three months ended September 30, 2004, our revenues were nil and we incurred a net loss of $1,2393,690, compared to revenue of $145,467 and a net loss of $1,994,603 during the three months ended September 30, 2003. Shipments to certain pharmacies in the amount of $264,165 during the three-month period ended September 30, 2003 were not included as revenue and were reflected as deferred revenue in our September 30, 2003 balance sheet. There were no cost of sales for the current three month period and cost of sales for the three-month period ended September 30, 2003 was $80,521. General and administrative expenses for the three months ended three months ended September 30, 2004 were $804,524, compared to $1,742,010, for the three months ended September 30, 2003. The decrease in expenses of $937,486 for the current three month period were due substantially to a decrease in selling consulting fees and commission expense of $196,661 and marketing expense of $126,176, both due to the discontinuance of our NICOWater product, decrease in salaries and related payroll taxes of $52,477, decrease in management and consulting fees of $269,176, decrease in professional fees of $83,675, decrease in public relations expense of $37,076, decrease in insurance due to discontinuance of product liability insurance for NICOWater of $157,509 and decrease in various other expenses of approximately $14,736. During the three-month period ended September 30, 2004, we issued 32,000,000 shares of common stock for financial and other advisory consulting services pursuant to agreements and 150,000,000 shares of common stock pursuant to an employment agreement. On the date of issuance the fair market value of the common stock was $169,400 and $75,000, respectively. During the three months ended September 30, 2004 and 2003, we recorded interest expense of $524,381 and $297,040, respectively, representing accrued interest and amortization of a discount on convertible debentures and notes. Also, during the three month periods ended September 30, 2004 and 2003 we had other income of $33,791 and other expenses of $20,499, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements, particularly as they relate to the development of new products, introduction and launch of our existing products and our continued testing and improvement of our products, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including costs of developing new products, costs to bring new products to market, the pace at which we are able to launch our new products or future products we may acquire, whether or not there is a sufficient market for future products we acquire and, if there is a market, the pace at which it develops.

While we have recently begun to market certain of our new rapid-test products, we have generated very little revenues to date in order to fund our operations. In August 2004, we obtained additional capital to market our products by issuing $500,000 of 10% callable convertible notes. We received all of the gross proceeds of $500,000 from this financing in August 2004. In addition, in November 2003 we completed an accounts receivable financing facility with AeroFund Financial ("AeroFund") which enables us to finance approved customer invoices to a maximum of $1,500,000 at any given time. After we cured a default with payments in full to AeroFund, AeroFund indicated to us their intent to maintain the financing agreement intact, however, there is no assurance that they will do so. Even if we obtain the accounts receivable financing, there is no assurance that we will not need additional capital to become profitable. During the next several months, if we do not have sufficient capital to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $39,881 in cash, $8,997 in accounts receivable, $35,870 in inventories and $189,885 in prepaid expenses and customer deposits at September 30, 2004.

Also reflected are net property and equipment of $28,433 and other assets including net deferred financing costs of $113,807, license of $358,684, prepaid interest of $100,000 and security deposits of $10,145.

Current liabilities in the amount of $1,457,386 include accounts payable and accrued expenses of $905,391. Also included are a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, a note payable of $15,702 and notes payable to related parties of $379,893. Convertible debentures and notes payable in the amount of $1,229,686 are net of unamortized debt discount of $1,110,911.relating to our convertible debentures and notes having a remaining principal balance in the aggregate of $1,954,898 at September 30, 2004. We had negative working capital in the amount of $1,182,753 at September 30, 2004.

During the three months ended September 30, 2004, our net cash position decreased by $270,639 from a beginning balance of $310,520 as of June 30, 2004. As of September 30, 2003, we had cash of $33,528. During the three months ended September 30, 2004, we had a loss from operations of $1,293,690. We had no cash flows from investing activities and net cash flows provided by financing activities were $1,215,571. During this period, our operating activities utilized net cash of $1,485,260.

Also during the three months ended September 30, 2004, our trade accounts payable and accrued expenses decreased by $140,828, due primarily to our payment of the legal fee award related to our loss of the NICOWater patent and our notes payable decreased by $121,132 due to our utilization of the convertible debenture funding, as compared to an increase of $275,886 and an increase of $234,227, respectively, during the same period in 2003.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

10% Callable Convertible Note Financing

On August 12, 2004, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $500,000 principal amount 10% Callable Secured Convertible Notes ("August 2004 Callable Notes") . The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $0.0056 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by fifty percent (50%).

In the event we breach one or more of its covenants, representations or warranties, we may be obligated to pay liquidated damages as defined in the agreements. The August 2004 Callable Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The August 2004 Callable Notes are collateralized by substantially all of our assets.

We have registered approximately 500,000,000 shares of our common stock to cover the conversion of the August 2004 Callable Notes.

In connection with the August 2004 Callable Notes, we also issued warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.0056 per share that expire five years from the date of issuance. We have reserved and registered 3,000,000 shares of our common stock to cover these warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the August 2004 Callable Notes, we have provided a debt discount of $500,000. We are amortizing the discount using the effective interest method through August 2006. We are immediately recording the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid-in capital when the related note is converted into our common stock.

We incurred cash issuance costs of $120,000 which were recorded as deferred financing costs. We will amortize the deferred financing costs to interest expense using the straight-line method, through August 2006, and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into our common stock.

Resignation of our Chief Executive Officer and Termination of our President

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

Item 2. Changes in Securities and Use of Proceeds.

On August 12, 2004, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $500,000 principal amount 10% Callable Secured Convertible Notes ("August 2004 Callable Notes") . The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $0.0056 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by fifty percent (50%).

In the event we breach one or more of its covenants, representations or warranties, we may be obligated to pay liquidated damages as defined in the agreements. The August 2004 Callable Notes are callable by the Borrower by making a cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The August 2004 Callable Notes are collateralized by substantially all of our assets.

We have registered approximately 500,000,000 shares of our common stock to cover the conversion of the August 2004 Callable Notes.

In connection with the August 2004 Callable Notes, we also issued warrants to purchase 1,500,000 shares of our common stock at an exercise price of $0.0056 per share that expire five years from the date of issuance. We have reserved and registered 3,000,000 shares of our common stock to cover these warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the August 2004 Callable Notes, we have provided a debt discount of $500,000. We are amortizing the discount using the effective interest method through August 2006. We are immediately recording the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid-in capital when the related note is converted into our common stock.

ITEM 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 22, 2004 we filed a Definitive Form 14C with the Securities and Exchange Commission stating that our Board of Directors and shareholders of record as of the close of business on October 8, 2004 holding a majority of the total number of outstanding shares had consented to amend our certificate of incorporation to effect a one-for-150 Reverse Stock Split of our common stock and to change the name of our company to Addison-Davis Diagnostics, Inc. The Certificate of Amendment of Certificate of Incorporation will be filed with the Secretary of the State of Delaware on or about twenty days after mailing of the related Information Statement pursuant to Section 14 of the Securities and Exchange Act of 1934 and Regulation 14C and Schedule 14C thereunder, anticipated to be on or about November 24, 2004.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1  Employment Agreement with Edward W. Withrow III

31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

(b) Reports on Form 8-K

On September 23 and 29 we filed a Form 8-K regarding a change in our officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   QT 5, INC.


                           By:/s/ Edward W. Withrow III
                           -----------------------------------------------------
Date:  November 19, 2004          Edward W. Withrow III, President


                           By:/s/ Edward W. Withrow III
                              --------------------------------------------------
Date:  November 19, 2004          Edward W. Withrow III, Chief Financial Officer