Form 10QSB/A
period 2004-09-30
QT 5 INC
filed 2004-11-22
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

NOTE 14 - SUBSEQUENT EVENT

On October 22, 2004 the Company filed a Form DEF 14C with regard to the following actions; (i) the Company will amend its certificate of incorporation to effect a one-for 150 Reverse Stock Split of the Company's common stock; and
(ii) the Company will amend its certificate of incorporation to change the name of the Company to Addison-Davis Diagnostics, Inc.

On November 15, 2004, we sold, assigned and transferred to Xact Aid, Inc. a wholly-owned subsidiary, the Xact Aid line of first aid products for minor injuries. The assets sold were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademarks; and
(e) all records and materials relating to suppliers and customer list. In full consideration for all the assets sold, we agreed to (i) receive funds that we advanced for Xact Aid operating expenses from inception to September 30, 2004;
(ii) transfer a promissory note in the amount of approximately $15,700 and (iii) receive 2,000,000 shares of Xact Aid, Inc. common stock. This transaction occurred in contemplation of a spin-off of Xact Aid, Inc., a wholly owned subsidiary, to our shareholders.

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

Item 5. Other Information.

      On November 15, 2004, the Company terminated its business relationship with Corbin & Company (the "Former Accountant") as the auditors for QT 5, Inc. (the "Company"). On November 16, 2004, the Company engaged Armando C. Ibarra, CPA - APC (the "New Accountant"), as its independent certified public accountant. The Company's decision to engaged the New Accountant was approved by the board of directors, which serves the same functions as the Audit Committee, on November 16, 2004,.

      The report of the Former Accountant on the financial statements of the Company for the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

      During the Company's two most recent fiscal years, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

      During the Company's two most recent fiscal years, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

      The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

      The Company has requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

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

                                   QT 5, INC.


                           By:/s/ Edward W. Withrow III
                           -----------------------------------------------------
Date:  November 22, 2004          Edward W. Withrow III, President


                           By:/s/ Edward W. Withrow III
                              --------------------------------------------------
Date:  November 22, 2004          Edward W. Withrow III, Chief Financial Officer