Form 10QSB
period 2004-12-31
QT 5 INC
filed 2005-02-15
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         Commission file number 0-25022

                         ADDISON-DAVIS DIAGNOSTICS, Inc.
                             ( Formerly QT 5, Inc. )

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

Yes [X]  No [_]

Transitional Small Business Disclosure Format: Yes [_]  No [X]

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 10, 2004 was 533,441,143

                         Addison-Davis Diagnostics, Inc.


                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION

      Item  1. Financial Statements

            Consolidated Balance Sheet at December 31, 2004 (Unaudited)        2

            Consolidated Statements of Operations for the Three
                  Months and Six Months Ended December 31,
                  2004 and 2003                                                4

            Consolidated Statements of Cash Flows for the Six Months Ended
                  December 31, 2004 and 2003                                   5

            Notes to Consolidated Financial Statements                         7

      Item  2. Management's Discussion and Analysis                           15

      Item  3. Controls and Procedures                                        18

Part II-- OTHER INFORMATION

      Item  1. Legal Proceedings                                              18

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds    18

      Item  3. Defaults Upon Senior Securities                                19

      Item  4. Submission of Matters to a Vote of Securities Holders          19

      Item  5. Other Information                                              19

      Item  6. Exhibits and Reports on Form 8-K                               20

               PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           Consolidated Balance Sheets

                                     ASSETS


                                                      As of             As of
                                                   December 31,        June 30,
                                                      2004              2004
                                                   ------------     ------------

CURRENT ASSETS
   Cash                                            $     90,703     $    310,520
   Inventory                                             36,934               --
   Accounts receivable                                   57,783           35,870
   Customer deposits                                     45,102           50,500
   Prepaid expenses                                      21,498          107,597
   Customer Deposits                                         --           50,500
                                                   ------------     ------------

    Total Current Assets                                252,020          504,487

NET PROPERTY & EQUIPMENT                                 27,444           28,433

NET DEFERRED FINANCING COSTS                            129,950          102,861

OTHER ASSETS
   License                                              358,684          358,684
   Prepaid interest                                     267,046          100,000
   Security deposits                                     10,045           10,145
                                                   ------------     ------------
                                                        635,775          468,829


                  TOTAL ASSETS                     $  1,045,189     $  1,104,599
                                                   ============     ============


                 See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      As of             As of
                                                   December 31,        June 30,
                                                      2004              2004
                                                   ------------     ------------


CURRENT LIABILITIES
   Accounts payable and accrued expenses           $    878,531    $    782,152
   Accrued salaries                                      40,551          53,974
   Accrued legal fees                                        --         210,093
   Lease liability                                      156,400         156,400
   Notes payable                                         80,898          20,702
   Notes payable to related parties                     288,750         496,025
                                                   ------------    ------------
     Total Current Liabilities                        1,445,130       1,719,346

LONG-TERM LIABILITIES
   Convertible notes payable, net of amortization
      debt discount of $1,554,480                     1,071,823         473,446
                                                   ------------    ------------
     Total Current Liabilities                        1,071,823         473,446


TOTAL LIABILITIES                                     2,516,953       2,192,792


STOCKHOLDERS' EQUITY
   Common stock ($0.001 par value, 5,000,000,000
      shares authorized 5,239,010 and 34,553,437
      shares issued and outstanding as of
      December 31, 2004 and 2003, respectively)           5,239          34,533
   Additional paid-in capital                        18,062,307      16,224,035
   Retained earnings (deficit)                      (19,539,310)    (17,346,781)
                                                   ------------    ------------
     Total Stockholders' Equity                      (1,471,764)     (1,088,193)
                                                   ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $  1,045,189    $  1,104,599
                                                   ============    ============


                 See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended              Six Months Ended
                                    --------------------------    --------------------------
                                           December 31,                   December 31,
                                        2004           2003          2004            2003
                                    -----------    -----------    -----------    -----------
Revenue                             $     1,811    $    44,937    $     3,235    $   190,404

Costs and expenses:
    Cost of sales                         1,700         27,841          1,700        108,362
    General and administrative          473,347      1,674,050      1,279,290      3,416,060
    Impairment loss                          --        687,648             --        687,648
                                    -----------    -----------    -----------    -----------

Loss from operations                   (473,236)    (2,344,602)    (1,277,755)    (4,021,666)

Other expense:
    Interest expense                   (424,444     (1,044,666)      (948,825)    (1,341,706)
    Interest income                         260             --            260             --
    Other income                             --             --         34,278             --
    Other expense                            --         (7,420)          (487)       (27,919)
                                    -----------    -----------    -----------    -----------
   Total Other Income & (Expense)      (424,184)    (1,052,086)      (914,774)    (1,369,625)


Net loss                            $  (897,420)   $(3,396,688)    (2,192,529)    (5,391,291)


Basic and diluted net loss per
  common share                      $     (0.27)   $   (163.04)   $     (0.81)   $    (90.42)
                                    ===========    ===========    ===========    ===========

Basic and diluted weighted
  average shares outstanding          3,328,529         33,068      2,704,739         37,565
                                    ===========    ===========    ===========    ===========


               See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      Consolidated Statements of Cash Flows


                                                   Six Months       Six Months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                      2004             2003
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                           $ (2,192,529)   $ (5,391,291)

Adjustments to reconcile net loss to
net cash used in operating activities:
      Depreciation and amortization                      1,978           3,448
      Provision for loss on doubtful
        accounts receivable
      Amortization of debt discount and
        deferred financing costs                            --       1,104,419
      Amortization of prepaid commission                    --          42,932
      Loss on issuance of shares for
        settlement of accounts payable                      --          27,919
      Interest expense on issuance of shares
        for settlement of note payable to a
        related party                                       --         202,500
      Stocks and options issued for services                --         873,668
      Write-off of note receivable - related
        party                                               --          69,750
      Write-off of inventory and intellectual
        property and accrued legal fees                     --         488,893
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (57,783)         84,384
     (Increase) decrease in inventory                   (1,064)       (205,476)
     (Increase) decrease in deferred costs             (27,089)         21,551
     (Increase) decrease in prepaid expenses           (80,947)       (175,879)
     (Increase) decrease in customer deposits            5,398              --
      Increase (decrease) in accounts payable           (4,000)        474,923
      Increase (decrease) in accrued expenses            1,760         331,255
      Increase (decrease) in lease liability          (153,767)             --
      Increase (decrease) in deferred revenues              --          86,184
      Increase (decrease) in deferred rent                  --          (3,478)
                                                  ------------    ------------
      Net Cash Provided by (Used in)
        Operating Activities                        (2,479,679)     (1,784,908)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net sale (purchase) of fixed assets               (1,000)             --
                                                  ------------    ------------

     Net Cash Provided by (Used in)
       Investing Activities                             (1,000)             --

CASH FLOWS FROM FINANCING ACTIVITIES

 Change in common stock                                (29,314)        150,000
 Change in paid in capital                           1,838,272          80,000
 Change in convertible debentures                      598,377       1,763,000
 Change in installment financing                            --         (46,930)
 Change in notes payable                               (10,101)       (215,000)
 Change in notes payable to related parties           (136,478)         45,000
 Change in security deposits                               100              --
 Prior period adjustment                                    --              --
                                                  ------------    ------------

 Net Cash Provided by (Used in)
   Financing Activities                              2,260,856       1,776,070
                                                  ------------    ------------

Net Increase (Decrease) in Cash                       (219,817)         (8,838)

Cash at Beginning of period                            310,520          67,316
                                                  ------------    ------------
Cash at End of period                             $     90,703    $     58,478
                                                  ============    ============


                 See Notes to the Consolidated Financial Statements

Supplemental Disclosure of Cash Flow Disclosures:

Installment financing payable and prepaid
  insurance recorded for insurance premium
  financed                                        $              $    431,908
                                                  ============   ============

Interest paid                                     $    524,381   $  1,341,706
                                                  ============   ============
Common stock issued as prepaid consulting
  services                                        $              $      9,240
                                                  ============   ============
Amortization of prepaid consulting expense        $              $    400,003
                                                  ============   ============
Debt discount recognized related to convertible
  debentures                                      $              $  1,274,667
                                                  ============   ============
Common stock issued for settlement of accounts
  payable                                         $              $    255,510
                                                  ============   ============
Common stock issued for settlement of note
  payable to a related party                      $              $    112,500
                                                  ============   ============
Common stock issued in connection with
  deferred financing costs                        $              $     16,000
                                                  ============   ============
Warrant issued in connection with deferred
  financing cost                                  $              $    276,619
                                                  ============   ============


                 See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
     Notes to the Consolidated Financial Statements As of December 31, 2004

NOTE  1 - CONDENSED FINANCIAL STATEMENTS

The accompanying December 31, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE  2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations and debt or equity offerings. Although the Company is currently offering a $1,000,000 convertible debenture private placement for accredited investors only (see Note
14), Management has yet to decide what other types of offerings the Company will use or how much capital the Company will eventually raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE  3 - DESCRIPTION OF BUSINESS

The Company operates through its parent company and two subsidiaries:

1.    Addison-Davis Diagnostics, Inc. (the parent Company)
2.    Xactaid, Inc.
3.    Nico, Inc.

NOTE  4 - PREPAID INTEREST

The Company has prepaid interest of $267,046 in connection with the issuance of convertible debt in May 2004 and August 2004. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long-term portion and is amortizing such amounts to interest expense over the life of the debt.

NOTE  5 - 1 TO 150 REVERSE STOCK SPLIT AND CHANGE OF NAME

On November 26, 2004, (i) the Company amended its certificate of incorporation to affect a one-for 150 Reverse Stock Split of the Company's common stock; and
(ii) the Company amended its certificate of incorporation to change the name of the Company to Addison-Davis Diagnostics, Inc.

Weighted Average Number of Common Shares Outstanding in the Consolidated Statements of Operations have been revised to reflect reverse common stock splits of 1 to 10 in April 2004 and 1 to 150 in November 2004.

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

NOTE  7 - LICENSE

In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC. In consideration for the License Agreement, the Company released 2,174 previously issued shares of its common stock from escrow valued at $358,684 (or $1.10 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement is one year, although so long as the Company meets certain proposed sales projections, the License Agreement will be extended for four additional one-year terms. After this period, if neither party terminates the License Agreement, it will be extended for an additional five-year term. The term of the License Agreement will become effective four months after all required regulatory clearances have been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement. The Company will begin the amortization of the License Agreement at the time the required regulatory clearances are obtained and the License Agreement becomes effective. The Company anticipates to amortize the License Agreement over the estimated useful life of five years using a straight-line method.

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

NOTE  8 - SALE OF XACT AID ASSETS

On November 15, 2004, we sold, assigned and transferred to Xact Aid, Inc. a wholly owned subsidiary, the Xact Aid line of first aid products for minor injuries. The assets sold were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademarks; and
(e) all records and materials relating to suppliers and customer list. In full consideration for all the assets sold, we agreed to (i) receive funds that we advanced for Xact Aid operating expenses from inception to November 15, 2004;
(ii) transfer a promissory note in the amount of approximately $15,700 and (iii) receive 2,000,000 shares of Xact Aid, Inc. common stock. This transaction occurred in contemplation of a spin-off of Xact Aid, Inc., a wholly owned subsidiary, to our shareholders.

NOTE  9 - NOTES PAYABLE TO RELATED PARTIES

On June 15, 2004 the Company issued a note to Steven Reder, a former officer and director of the Company, in the amount of $220,750 which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of December 31, 2004. The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note (see Note 12).

NOTE  10 - CALLABLE CONVERTIBLE NOTES PAYABLE

The Company has received notice from two of the purchasers of the Company's February 2004 Convertible Debentures, representing outstanding principal balances as at December 31, 2004 in the amount of $ 87,796, informing the Company that it is in default of certain provisions requiring the Company to maintain an adequate number of registered shares in order that the purchasers may convert their convertible debentures into common stock of the Company. The default provisions include liquidated damages through December 31, 2004 due to these two purchasers in the aggregate amount of $16,522. The Company is currently considering a plan to pay such principal balances and default payments.

NOTE  11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended December 31, 2004:

In October 2004 the Company issued 133,333 shares of its common stock in connection with the conversion of $2,575 of convertible note and debenture debt.

In November 2004 the Company issued 41,667 shares of its common stock in connection with the conversion of $625 of convertible note and debenture debt

In December 2004 the Company issued 1,666,036 shares of its common stock in connection with the conversion of $28,146 of convertible note and debenture debt

NOTE  12 - COMMITMENTS AND CONTINGENCIES


LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that it breached a sublease with Fidelity. Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process of defending this litigation and has recorded a liability of $156,400 in the accompanying unaudited consolidated balance sheet.

On June 10, 2004, Impact Displays Inc. filed a complaint against the Company demanding payment of $146,830 representing the balance due on a $346,830 invoice, against which the Company paid $200,000, for shelving to display our NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, the Company alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had a tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of the Company's product. Management believes that the Company will prevail and will have no liability regarding this lawsuit.

The Company is, from time to time, involved in various other legal and related proceedings, which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the consolidated financial position or results of operations of the Company.

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 the Company issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and will defend the same vigorously.

NOTE  13 - RELATED PARTY TRANSACTIONS

See Note 11 for a description of all equity instruments issued to employees and other related parties.

NOTE  14 - SIGNIFICANT EVENTS

In December 2004, pursuant to a Private Placement Offering, the Company is offering up to forty (40) units of a convertible debenture with related warrants for sale to accredited investors at a price of $25,000 per unit on a best efforts $250,000 minimum offering/$1,000,000 maximum offering. The convertible debenture will bear interest at 8% per annum payable quarterly and payment of the principal amount shall be by automatic conversion to common stock of the Company eighteen (18) months after the effective date of the offering ("Mandatory Conversion Date"). The principal amount of the convertible debentures will convert to common stock at a price equal to the volume weighted average price for the twenty (20) days preceding the Mandatory Conversion Date less a 15% discount

The number of related common stock purchase warrants to be issued shall be equal to ten percent (10%) of the convertible debenture purchase price. The warrants shall have an exercise price of $0.10 and will provide for the holder to purchase one share of the Company's common stock for each warrant for a period of three years from the effective date of the offering. . As of the date of this filing, no units have been subscribed to.

NOTE  15 - SUBSEQUENT EVENT

In January 2005 the Company issued 400,000 shares of the Company's common stock to consultants for services rendered, valued at $18,800 (or $0.047 per share, which is the fair market value of the stock on the date of issuance).

In January 2005 the Company issued 680,000 shares of the Company's previously registered common stock pursuant to the conversion of $11,900 of convertible notes payable.

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 the Company issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and will defend the same vigorously.

In February 2005 the Company issued 340,000 shares of the Company's previously registered common stock pursuant to the conversion of $1,700 of convertible notes payable.

In February 2005 the Company issued 177,250 shares of the Company's common stock to a consultant in payment for $9,750 services rendered, valued at $$9,750 (or $0.06 per share, which is the fair market value of the stock on the date of issuance).

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2004, and the unaudited consolidated statements of operations and cash flows for the three and six months ended December 31, 2004, and the related notes thereto.

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

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of December 31, 2004 and the unaudited statements of operations and cash flows for the three and six month periods ended December 31, 2004 and 2003, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

We have commenced the marketing and sales of our DrugStop product, a self-regulating urine speciman quick-test for drugs of abuse. We are also in discussions with marketing and sales sources for our point-of-care rapid disease test products. However, management recognizes that we must generate additional resources to fund overhead, further product development and for the eventual achievement of revenue and sustained profitable operations. No assurance can be given that debt or equity financing will be available to us on satisfactory terms. Our success is dependent upon numerous items, including further product development and successful and effective marketing strategies and management believes that revenues generated by these products will lead to future profitability.

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

We are pleased with the progress in plans to bring our products to the marketplace and with the significant reduction in our net loss for the three and six month periods ended December 31, 2004. Our new management team has continued to focus on identifying our markets, structuring sales and marketing relationships and sources and prioritizing our product lines. We generated some revenue through initial sales of our drugs-of-abuse DrugStop quick-test product. We will require substantial additional funding for sales and marketing, general business overhead and the continuing research and development of products. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three months ended December 31, 2004, our revenues were $1,811 and we incurred a net loss of $897,420, compared to revenue of $44,937 and a net loss of $3,396,688 during the three months ended December 31, 2003. Cost of sales for the current three month period and cost of sales for the three-month period ended Decenber 31, 2003 were $1,700 and $27,841, respectively. General and administrative expenses for the three months ended December 31, 2004 were $473,347, compared to $1,674,050 for the three months ended December 31, 2003. The decrease in expenses of $1,200,703 for the current three month period were due substantially to a decrease in selling and marketing salaries of $36,817and advertising and marketing of $447,277, both due substantially to the discontinuance of the NICOWater product, decrease in salaries (primarily executive salaries) and related payroll taxes of $242,269, decrease in management and consulting fees of $7,452, decrease in professional fees of $145,602 and decrease in insurance of $ 86,270, all due primarily to discontinuance of the NICOWater product and decrease in various other expenses of approximately $235,016. During the three months ended December 31, 2004 and 2003, we recorded interest expense of $424,444 and $1,044,666, respectively, representing accrued interest and amortization of a discount on convertible debentures and notes.

During the six months ended December 31, 2004, our revenues were $3,235 and we incurred a net loss of $2,192,529, compared to revenue of $190,404 and a net loss of $5,391,291 during the six months ended December 31, 2003. Cost of sales for the current six month period and cost of sales for the six month period ended December 31, 2003 were $1,700 and $108,362, respectively. General and administrative expenses for the six months ended December 31, 2004 were $1,279,290, compared to $3,416,060 for the six months ended December 31, 2003. The decrease in expenses of $2,136,770 for the current six month period were due substantially to a decrease in selling and marketing salaries of $33,448 and advertising and marketing of $746,000, both due substantially to the discontinuance of the NICOWater product, decrease in salaries (primarily executive salaries) and related payroll taxes of $271,829, decrease in management and consulting fees of $276,629, decrease in professional fees of $224,873 and decrease in insurance of $ 243,780, all due primarily to discontinuance of the NICOWater product and decrease in various other expenses of approximately $340,211. During the six month period ended December 31, 2004, we issued 213,333 shares of common stock for financial and other advisory consulting services pursuant to agreements and 1,000,000 shares of common stock pursuant to an employment agreement. On the date of issuance the fair market value of the common stock was $169,400 and $75,000, respectively. During the six months ended December 31, 2004 and 2003, we recorded interest expense of $948,825 and $1,341,706, respectively, representing accrued interest and amortization of a discount on convertible debentures and notes.

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

While we have recently begun to market certain of our new rapid-test products, we have generated very little revenues to date in order to fund our operations. We will certainly need additional capital to become profitable. During the next several months, if we do not have sufficient revenue to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. Although we are currently offering a $1,000,000 convertible debenture (see Note 14 to Financial Statements) to accredited investors, we have not received any subscriptions nor can we guarantee that this offering will be even partially successful. We cannot guarantee that any financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $90,703 in cash, $57,783 in accounts receivable, $36,934 in inventories and $66,600 in prepaid expenses and customer deposits at December 31, 2004.

Also reflected are net property and equipment of $27,444 and other assets including net deferred financing costs of $129,950, license of $358,684, prepaid interest of $267,046 and security deposits of $10,045.

Current liabilities in the amount of $1,445,130 include accounts payable and accrued expenses of $878,531. Also included are a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, notes payable of $80,898 and notes payable to related parties of $288,750. Convertible debentures and notes payable in the amount of $1,071,823 are net of unamortized debt discount of $1,554,480 relating to our convertible debentures and notes. We had negative working capital in the amount of $819,803 at December 31, 2004.

During the six months ended December 31, 2004, our net cash position decreased by $219,817 from a beginning balance of $310,520 as of June 30, 2004. During the six months ended December 31, 2004, we had a loss from operations of $1,277,755 as compared to a loss from operations of $4,021,666 for the six months ended December 31, 2003. We had no cash flows from investing activities and net cash flows provided by financing activities were $2,260,856. During this period, our operating activities utilized net cash of $2,479,679.

Also during the six months ended December 31, 2004, our trade accounts payable and accrued expenses increased by $96,379, and our notes payable decreased by $147,079 due to our utilization of the convertible debenture funding, as compared to an increase of $474,923 and a decrease of $282,500, respectively, during the same period in 2003.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

On November 15, 2004, we sold, assigned and transferred to Xact Aid, Inc. a wholly owned subsidiary, the Xact Aid line of first aid products for minor injuries. The assets sold were, including all goodwill appurtenant thereto, (a) inventory; (b) confidential and proprietary information relating to the Xact Aid products; (c) Seller's domain names including source codes, user name and passwords; (d) all designs and copyrights in connection with the Trademarks; and
(e) all records and materials relating to suppliers and customer list. In full consideration for all the assets sold, we agreed to (i) receive funds that we advanced for Xact Aid operating expenses from inception to November 15, 2004;
(ii) transfer a promissory note in the amount of approximately $15,700 and (iii) receive 2,000,000 shares of Xact Aid, Inc. common stock. This transaction occurred in contemplation of a spin-off of Xact Aid, Inc., a wholly owned subsidiary, to our shareholders.

On November 26, 2004, (i) the Company amended its certificate of incorporation to affect a one-for 150 Reverse Stock Split of the Company's common stock; and
(ii) the Company amended its certificate of incorporation to change the name of the Company to Addison-Davis Diagnostics, Inc.

In December 2004, pursuant to a Private Placement Offering, the Company is offering up to forty (40) units of a convertible debenture with related warrants for sale to accredited investors at a price of $25,000 per unit on a best efforts $250,000 minimum offering/$1,000,000 maximum offering. The convertible debenture will bear interest at 8% per annum payable quarterly and payment of the principal amount shall be by automatic conversion to common stock of the Company eighteen (18) months after the effective date of the offering ("Mandatory Conversion Date"). The principal amount of the convertible debentures will convert to common stock at a price equal to the volume weighted average price for the twenty (20) days preceding the Mandatory Conversion Date less a 15% discount

The number of related common stock purchase warrants to be issued shall be equal to ten percent (10%) of the convertible debenture purchase price. The warrants shall have an exercise price of $0.10 and will provide for the holder to purchase one share of the Company's common stock for each warrant for a period of three years from the effective date of the offering. . As of the date of this filing, no units have been subscribed to.

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 the Company issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and will defend the same vigorously.


Item  2. Changes in Securities and Use of Proceeds.

During the three month period ended December 31, 2004:

In October 2004 the Company issued 133,333 shares of its common stock in connection with the conversion of $2,575 of convertible note and debenture debt.

In November 2004 the Company issued 41,667 shares of its common stock in connection with the conversion of $625 of convertible note and debenture debt

In December 2004 the Company issued 1,666,036 shares of its common stock in connection with the conversion of $28,146 of convertible note and debenture debt


Item  3. Defaults Upon Senior Securities.

The Company has received notice from two of the purchasers of the Company's February 2004 Convertible Debentures, representing outstanding principal balances as at December 31, 2004 in the amount of $ 87,796, informing the Company that it is in default of certain provisions requiring the Company to maintain an adequate number of registered shares in order that the purchasers may convert their convertible debentures into common stock of the Company. The default provisions include liquidated damages through December 31, 2004 due to these two purchasers in the aggregate amount of $16,522. The Company is currently considering a plan to pay such principal balances and default payments

Item  4. Submission of Matters to a Vote of Security Holders.

On October 22, 2004 we filed a Definitive Form 14C with the Securities and Exchange Commission stating that our Board of Directors and shareholders of record as of the close of business on October 8, 2004 holding a majority of the total number of outstanding shares had consented to amend our certificate of incorporation to effect a one-for-150 Reverse Stock Split of our common stock and to change the name of our company to Addison-Davis Diagnostics, Inc. The Certificate of Amendment of Certificate of Incorporation was filed with the Secretary of the State of Delaware and became effective on November 26, 2004.

Item  5. Other Information.

On November 15, 2004, we terminated our business relationship with Corbin & Company (the "Former Accountant") as our auditors. On November 16, 2004, we engaged Armando C. Ibarra, CPA - APC (the "New Accountant"), as our independent certified public accountant. Ourdecision to engaged the New Accountant was approved by the board of directors, which serves the same functions as the Audit Committee, on November 16, 2004,.

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

The Former Accountant furnish us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

Item  6. Exhibits and Reports on Form 8-K

(a) Exhibits



10.1  Employment Agreement with Edward W. Withrow III

31.   Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32. Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.


(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Addison-Davis Diagnostics, Inc.


                          By:/s/ Edward W. Withrow III
                             ---------------------------------------------------
Date:  February 14, 2005         Edward W. Withrow III, President


                          By:/s/ Edward W. Withrow III
                             ---------------------------------------------------
Date:  February 14, 2005         Edward W. Withrow III, Chief Financial Officer