Form 10QSB
period 2005-03-31
ADDISON DAVIS DIAGNOSTICS
filed 2005-05-16
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on March 31, 2005 was 9,250,148

                         Addison-Davis Diagnostics, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I-- FINANCIAL INFORMATION

      Item  1. Financial Statements

            Consolidated Balance Sheet at March 31, 2005 (Unaudited)          2

            Consolidated Statements of Operations for the Three
                  Months and Nine Months Ended March 31,
                  2005 and 2004                                               4

            Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 2005 and 2004                                     5

            Notes to Consolidated Financial Statements                        7

      Item  2. Management's Discussion and Analysis                          15

      Item  3. Controls and Procedures                                       18

Part II-- OTHER INFORMATION

      Item  1. Legal Proceedings                                             18

      Item  2. Unregistered Sales of Equity Securities and Use of Proceeds   18

      Item  3. Defaults Upon Senior Securities                               19

      Item  4. Submission of Matters to a Vote of Securities Holders         19

      Item  5. Other Information                                             19

      Item  6. Exhibits and Reports on Form 8-K                              20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           Consolidated Balance Sheets

                                     ASSETS

                                                      As of             As of
                                                   March 31,           June 30,
                                                      2005              2004
                                                   ------------     ------------

CURRENT ASSETS
   Cash                                             $    2,770        $  310,520
   Inventory                                            42,899                --
   Accounts receivable                                  62,016            35,870
   Customer deposits                                    45,102            50,500
   Prepaid expenses                                    106,195           107,597
                                                    ----------        ----------

    Total Current Assets                               258,982           504,487

NET PROPERTY & EQUIPMENT                                25,218            28,433

NET DEFERRED FINANCING COSTS                            88,642           102,861

OTHER ASSETS
   License                                             358,684           358,684
   Prepaid interest                                    100,000           100,000
   Security deposits                                    10,045            10,145
                                                    ----------        ----------
                                                       468,829           468,829

                  TOTAL ASSETS                      $  841,671        $1,104,599
                                                    ==========        ==========

               See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       As of             As of
                                                     March 31,         June 30,
                                                       2005              2004
                                                       ----              ----
CURRENT LIABILITIES

   Accounts payable and accrued expenses           $  1,041,161    $    782,152
   Accrued salaries                                      86,968          53,974
   Accrued legal fees                                        --         210,093
   Lease liability                                      156,400         156,400
   Notes payable                                        342,793          20,702
   Notes payable to related parties                     108,000         496,025
                                                   ------------    ------------
     Total Current Liabilities                        1,735,322       1,719,346

LONG-TERM LIABILITIES
   Convertible notes payable, net of amortization
      debt discount of $1,128,470                     1,463,770         473,446
                                                   ------------    ------------

TOTAL LIABILITIES                                     3,199,092       2,192,792



STOCKHOLDERS' EQUITY


   Common stock ($0.001 par value, 5,000,000,000
      shares authorized 9,250,148 and
      10,969 shares issued and outstanding as of
      March 31, 2005 and 2004, respectively)              9,250          34,533
   Additional paid-in capital                        18,170,999      16,224,035
   Retained earnings (deficit)                      (20,542,018)    (17,346,781)
                                                   ------------    ------------
     Total Stockholders' Equity                      (2,357,421)     (1,088,193)
                                                   ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $    841,671    $  1,104,599
                                                   ============    ============


               See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                     Three Months Ended            Nine Months Ended
                                         March 31,                      March 31,
                                 --------------------------    --------------------------
                                    2005           2004           2005           2004
                                 -----------    -----------    -----------    -----------
Revenue                          $     1,940    $     1,298    $     5,176    $   191,702

Costs and expenses:
    Cost of sales                      1,095          1,075          2,838        109,437
    General and administrative       448,400        891,266      1,726,490      4,307,326
    Impairment loss                       --         69,140             --        756,788
                                 -----------    -----------    -----------    -----------

Loss from operations                (447,555)       (60,183)    (1,724,152)    (4,981,849)

Other expense:
    Interest expense                (559,754)      (121,494)    (1,509,067)    (1,463,200)
    Interest income                    2,250             --          2,510             --
    Other income                       2,352             --         36,631             --
    Other expense                         --             --             --        (27,919)
                                 -----------    -----------    -----------    -----------

Net loss                         $(1,002,707)   $(1,081,677)    (3,194,078)    (6,472,968)

Basic and diluted net loss per
  common share                   $     (0.25)   $   (163.04)   $     (1.67)   $    (90.42)
                                 ===========    ===========    ===========    ===========

Basic and diluted weighted
  average shares outstanding       4,040,537         33,068      1,907,144         37,565
                                 ===========    ===========    ===========    ===========

               See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      Consolidated Statements of Cash Flows

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                     March 31,      March 31,
                                                      2005            2004
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                           $ (3,194,078)   $ (6,472,968)

Adjustments to reconcile net loss to
net cash used in operating activities:
      Depreciation and amortization                      2,925           4,437
      Provision for loss on doubtful
        accounts receivable
      Amortization of debt discount and
        deferred financing costs                            --       1,215,522
      Amortization of prepaid commission                    --         420,836
      Loss on issuance of shares for
        settlement of accounts payable                      --          27,919
      Interest expense on issuance of shares
        for settlement of note payable to a
        related party                                       --         202,500
      Stocks and options issued for services                --         536,597
      Reserve for uncollectibility of note receivable-
        Related party                                       --         139,500
      Write-off of inventory and intellectual
        property and accrued legal fees                     --         730,131
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        (26,146)         57,963
     (Increase) decrease in inventory                  (42,899)       (205,476)
     (Increase) decrease in deferred costs              14,219          21,551
     (Increase) decrease in customer deposits            5,398
     (Increase) decrease in prepaid expenses and
        other assets                                     1,402          77,058
      Increase (decrease) in accounts payable
        and accrued expenses                           259,009        677,480
      Increase (decrease) in accrued salaries           32,994        248,890
--    Increase (decrease) in legal
                                                      (210,093)
      Increase (decrease) in deferred revenues              --         (86,184)
      Increase (decrease) in deferred rent                  --          (4,437)
                                                  ------------    ------------
      Net Cash Provided by (Used in)
        Operating Activities                        (3,157,269)     (2,408,681)

CASH FLOWS FROM INVESTING ACTIVITIES
      Net sale (purchase) of fixed assets              (1,000)              --
                                                  ------------    ------------

     Net Cash Provided by (Used in)
       Investing Activities                            (1,000)              --

CASH FLOWS FROM FINANCING ACTIVITIES


 Change in common stock                              1,926,029         150,000
 Change in proceeds from exercise-warrants & options                   133,333
 Change in convertible debentures                      990,324       2,453,500
 Change in installment financing                            --         (46,930)
 Change in notes payable                               104,341        (215,000)
 Change in notes payable to related parties-net       (170,275)         45,000
 Change in security deposits                               100              --
                                                   ------------    ------------

 Net Cash Provided by (Used in)
   Financing Activities                              2,850,519       2,519,903
                                                  ------------    ------------

Net Increase (Decrease) in Cash                       (307,750)        111,222

Cash at Beginning of period                            310,520          67,316
                                                  ------------    ------------
Cash at End of period                             $      2,770    $    178,538
                                                  ============    ============

               See Notes to the Consolidated Financial Statements

Supplemental Disclosure of Cash Flow Disclosures:


Installment financing payable and prepaid
  insurance recorded for insurance premium
  financed                                        $              $    431,908
                                                  ============   ============
Interest Paid                                     $  1,509,067   $         --
                                                  ============   ============

Cancellatiion of financed insurance                              $    375,444
                                                  ============   ============
Common stock issued as prepaid consulting
  services                                        $              $      9,240
                                                  ============   ============
Amortization of prepaid consulting expense        $              $    420,836
                                                  ============   ============
Debt discount recognized related to convertible
  debentures                                      $              $  2,074,667
                                                  ============   ============
Common stock issued for settlement of accounts
  payable                                         $              $    255,510
                                                  ============   ============
Common stock issued for settlement of note
  payable to a related party                      $              $    112,500
                                                  ============   ============
Common stock issued in connection with
  deferred financing costs                        $              $     16,000
                                                  ============   ============

Amortization of debt discount and deferred
  financing costs against additional
  paid-in capital in connection with conversion of
  convertible debentures                          $              $    965,571
                                                  =============  ============

Common stock issued in connection with license
  agreement                                       $              $    358,684
                                                  =============  ============

Common stock issued in connection with conversion
  Of convertible debentures                                      $  2,306,250
                                                  ============   ============
Warrant issued in connection with deferred
  financing cost                                  $              $    222,810
                                                  ============   ============


             See Notes to the Consolidated Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
       Notes to the Consolidated Financial Statements As of March 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations and debt or equity offerings however, management has yet to decide what types of offerings are available to the Company or how much capital the Company will eventually raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 - DESCRIPTION OF BUSINESS

The Company operates through its parent company and two subsidiaries:

1. Addison-Davis Diagnostics, Inc. (the parent Company)
2. Xactaid, Inc. (In process of being spun-off - see Note 13)
3. Nico, Inc.

NOTE 4 - PREPAID INTEREST

The Company has prepaid interest of $203,461 in connection with the issuance of convertible debt in May 2004 and August 2004. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long-term portion and is amortizing such amounts to interest expense over the life of the debt.


NOTE 5 - LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares as of March 31, 2005 and 2004, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

NOTE 6 - LICENSE

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

NOTE 7 - NOTES PAYABLE

On June 15, 2004 the Company issued a note to Steven Reder, a former officer and director of the Company, in the amount of $220,750 which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of December 31, 2004. The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note (see Note 11).

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

In March 2005 the Company issued notes to Fred DeLuca, the Company's Secretary and a Director, in the aggregate amount of $40,000. In April 2004 the Company issued a note in the amount of $68,000 to Mr. DeLuca which was assumed by Xact Aid, Inc., a wholly owned subsidiary of the Company, in October 2004.


NOTE 9 - CALLABLE CONVERTIBLE NOTES PAYABLE

The Company has received notice from two of the purchasers of the Company's February 2004 Convertible Debentures, representing outstanding principal balances as at December 31, 2004 in the amount of $ 87,796, informing the Company that it is in default of certain provisions requiring the Company to maintain an adequate number of registered shares in order that the purchasers may convert their convertible debentures into common stock of the Company. The default provisions include liquidated damages through March 31, 2005 due to these two purchasers in the aggregate amount of $28,040. The Company is currently considering a plan to pay such principal balances and default payments.

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended March 31, 2005 the following shares of the Company's common stock was issued:

In January 2005 the Company issued 680,000 shares of its previously registered common stock in connection with the conversion of $10,200 of convertible note and debenture debt.

In January 2005 the Company issued 400,000 shares of its common stock to consultants for services rendered valued at $18,800 (or $0.047 per share, which is the fair market value of the stock on the date of issuance).

In February 2005 the Company issued 510,000 shares of its previously registered common stock in connection with the conversion of $8,160 of convertible note and debenture debt

In February 2005 the Company issued 177,250 shares of its common stock to a consultant for services valued at $9,750 (or $0.055 per share, which is the fair market value of the stock on the date of issuance) and 1,388,888 shares of its common stock to an executive officer in payment of a bonus pursuant to an employment agreement valued at $50,000 (or $0.036 per share, which is the fair market value of the stock on the date of issuance) .


In March 2005 the Company issued 680,000 shares of its previously registered common stock in connection with the conversion of $12,903 of convertible note and debenture debt and 175,000 shares of its common stock to consultants for services valued at $5,775 (or $0.033 per share, which is the fair market value of the stock on the date of issuance).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 the Company issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously.

NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 10 for a description of all equity instruments issued to employees and other related parties.

NOTE 13 - SUBSEQUENT EVENTS

In April 2005 the Company issued 1,916,825 shares of the Company's previously registered common stock pursuant to the conversion of $20,960 of convertible notes payable.

In April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto, wherein the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached.

On May 9, 2005, in connection with the spin-off of Xact Aid, Inc., one of the Company's wholly-owned subsidiaries, the Company distributed the 2,001,000 shares to Addison-Davis Diagnostics, Inc. shareholders (along with a copy of the Xact Aid prospectus). Xact Aid, Inc. filed a registration statement with the Securities and Exchange Commission, which was declared effective on April 18, 2005, registering all 2,001,000 shares of Xact Aid common stock owned by the Company. In addition, Xact Aid has filed an application on Form 211 with the NASD to have the 2,001,000 shares traded on the Over-The-Counter-Bulletin Board. In January 2005 the Company issued 680,000 shares of its previously registered common stock in connection with the conversion of $10,200 of convertible note and debenture debt.

In April 2005 the Company issued ,1,916,825 shares of its previously registered common stock in connection with the conversion of $26,436 of convertible note and debenture debt

In May 2005 the Company issued 270,000 shares of its previously registered common stock in connection with the conversion of $2,673 of convertible note and debenture debt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2005, and the unaudited consolidated statements of operations and cash flows for the three and nine months ended March 31, 2005, and the related notes thereto.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Independent Auditors' Report on our June 30, 2004 financial statements, the Company has incurred losses from operations that raised doubt about our ability to continue as a going concern.

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited balance sheet as of March 31, 2005 and the unaudited statements of operations and cash flows for the three and nine month periods ended March 31, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our March 31, 2005 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

In April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto, wherein the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached.

Management believes that we cannot afford the financial burden of ongoing developmental costs associated with theTarget System and its related analyzing equipment , in addition to the extended period of time necessary to bring those products to market and revenue production. Outright ownership of the Drug Stop product results in the addition of a valuable asset that is currently revenue producing, and adding licensed products that are immediately marketable without additional cost is, in management's opinion, the direction which we should pursue. We have recently entered into sales representative and distribution agreements to sell Drug Stop, our self-regulating urine speciman quick-test for drugs of abuse and EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases. The distribution company is seasoned and established with twenty five years experience in selling biomedical products.

Management is seeking to license other quick-test biomed products that do not require significant development costs. Management recognizes that we must generate some additional resources to fund overhead until the eventual achievement of sufficient revenue leading to sustained profitable operations. However, no assurance can be given that debt or equity financing will be available to us on satisfactory terms. Our success is dependent upon numerous items, including further product licensing and successful and effective sales strategies and management believes that revenues generated by these products will lead to future profitability.

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

We are pleased with the progress in plans to bring products to the marketplace in a cost-efficient manner, and also with the significant reduction in our net loss for the three and nine month periods ended March 31, 2005 compared to the same periods last year. Our new management team has continued to focus on identifying our markets, establishing affordable additional licensed product and structuring sales and marketing relationships. We generated some revenue through initial sales of our drugs-of-abuse DrugStop quick-test product and, as previously mentioned, have signed-up an experienced distributor to expand upon such sales.. We will still require additional funding for sales and marketing and general business overhead. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market our products.

During the three months ended March 31, 2005, our revenues were $1,940 and we incurred a net loss of $1,002,707, compared to revenue of $1,298 and a net loss of $1,081,677 during the three months ended March 31, 2004. Cost of sales for the current three month period and cost of sales for the three-month period ended March 31, 2004 were $1,095 and $1,075, respectively. General and administrative expenses for the three months ended March 31, 2005 were $448,400, compared to $891,266 for the three months ended March 31, 2004. The decrease in expenses of $442,866 for the current three month period were due substantially to a decrease in salaries (primarily executive salaries) and related payroll taxes of $197,007, decrease in professional fees of $157,881 and decrease in insurance of $ 27,742, and net decrease in various other expenses of approximately $60,236. During the three months ended March 31, 2005 and 2004, we recorded interest expense of $559,754 and $121,494, respectively, representing accrued interest and amortization of a discount on convertible debentures and notes.

During the nine months ended March 31, 2005, our revenues were $5,176 and we incurred a net loss of $3,194,078, compared to revenue of $191,702 and a net loss of $6,472,968 during the nine months ended March 31, 2004. Cost of sales for the current nine month period and cost of sales for the nine month period ended March 31, 2004 were $2,838 and $109,437, respectively. General and administrative expenses for the nine months ended March 31, 2005 were $1,726,490, compared to $4,307,326 for the nine months ended March 31, 2004. The decrease in expenses of $2,580,836 for the current nine month period were due substantially to a decrease in advertising and marketing of $476,403, due substantially to the discontinuance of the NICOWater product, decrease in salaries (primarily executive salaries) and related payroll taxes of $573,385, decrease in management and consulting fees of $208,245, decrease in professional fees of $434,123 and decrease in insurance of $ 272,522, all due primarily to discontinuance of the NICOWater product, decreases in office expense, public relations, inspections and research of $127,284 in the aggregate and net decrease in various other expenses of approximately $488,874. During the nine month period ended March 31, 2005, we issued 1,232,250 shares of common stock for financial and other advisory consulting services pursuant to agreements and 1,707,221 shares of common stock pursuant to employment agreements. On the date of issuance the fair market value of the common stock was $219,725 and $371,250, respectively. During the nine months ended March 31, 2005 and 2004, we recorded interest expense of $1,509,067 and $1,486,193, respectively, representing accrued interest and amortization of a discount on convertible debentures and notes.

LIQUIDITY AND CAPITAL RESOURCES

Although our capital requirements as they relate to the development of products will diminish with our abandonment of the Target System, the introduction and launch of our existing products and our continued search for new licensed products, will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including our success in selling existing products, costs to bring new products to market, the pace at which we are able to launch our new products or future products we may license to sell, whether or not there is a sufficient market for future products we license and, if there is a market, the pace at which it develops.

While we have recently begun to market certain of our products, we have generated very little revenues to date in order to fund our operations. We will certainly need additional capital to become profitable. During the next several months, if we do not have sufficient revenue to fund our operations, we would have to seek capital through an offering of our securities or from additional loans. We cannot guarantee that any financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

We had $2,770 in cash, $62,016 in accounts receivable, $42,899 in inventories and $47,836 in prepaid expenses and customer deposits at March 31, 2005.

Also reflected are net property and equipment of $25,218 and other assets including net deferred financing costs of $88,642, license of $358,684, prepaid interest of $203,461 and security deposits of $10,045.

Current liabilities in the amount of $1,735,322 include accounts payable and accrued expenses of $1,128,129. Also included are a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, notes payable of $342,793 and notes payable to related parties of $108,000. Convertible debentures and notes payable in the amount of $1,463,770 are net of unamortized debt discount of $1,128,470 relating to our convertible debentures and notes. We had negative working capital in the amount of $1,476,340 at March31, 2005.

During the nine months ended March 31, 2005, our net cash position decreased by $307,750 from a beginning balance of $310,520 as of June 30, 2004. During the nine months ended March 31, 2005, we had a loss from operations of $3,194,078 as compared to a loss from operations of $6,472,968 for the nine months ended March 31, 2004. We had no cash flows from investing activities and net cash flows provided by financing activities were $2,850,519. During this period, our operating activities utilized net cash of $3,157,269.

Also during the nine months ended March 31, 2005, our trade accounts payable and accrued expenses increased by $82,003, and our notes payable decreased by $65,934 due to our utilization of the convertible debenture funding, as compared to an increase of $902,652 and a decrease of $282,500, respectively, during the same period in 2004.

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 the Company issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by the Company as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously.

Item 2. Changes in Securities and Use of Proceeds.

During the three month period ended March 31, 2005 we issued the following common stock:

In January 2005 the Company issued 680,000 shares of its previously registered common stock in connection with the conversion of $10,200 of convertible note and debenture debt.

In January 2005 the Company issued 400,000 shares of its common stock to consultants for services rendered valued at $18,800 (or $0.047 per share, which is the fair market value of the stock on the date of issuance).

In February 2005 the Company issued 510,000 shares of its previously registered common stock in connection with the conversion of $8,160 of convertible note and debenture debt

In February 2005 the Company issued 177,250 shares of its common stock to a consultant for services valued at $9,750 (or $0.055 per share, which is the fair market value of the stock on the date of issuance) and 1,388,888 shares of its common stock to an executive officer in payment of a bonus pursuant to an employment agreement valued at $50,000 (or $0.036 per share, which is the fair market value of the stock on the date of issuance) .

In March 2005 the Company issued 680,000 shares of its previously registered common stock in connection with the conversion of $12,903 of convertible note and debenture debt and 175,000 shares of its common stock to consultants for services valued at $5,775 (or $0.033 per share, which is the fair market value of the stock on the date of issuance).

Item 3. Defaults Upon Senior Securities.

The Company has received notice from two of the purchasers of the Company's February 2004 Convertible Debentures, representing outstanding principal balances as at December 31, 2004 in the amount of $ 87,796, informing the Company that it is in default of certain provisions requiring the Company to maintain an adequate number of registered shares in order that the purchasers may convert their convertible debentures into common stock of the Company. The default provisions include liquidated damages through March 31, 2005 due to these two purchasers in the aggregate amount of $28,039. The Company is currently considering a plan to pay such principal balances and default payments

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

During the Company's two most recent fiscal years, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


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

                         Addison-Davis Diagnostics, Inc.



                         By: /s/ Edward W. Withrow III
                             ---------------------------------------------------
Date:  May 16, 2005          Edward W. Withrow III, President


                         By: /s/ Edward W. Withrow III
                             ---------------------------------------------------
Date:  May 16, 2005          Edward W. Withrow III, Chief Financial Officer