Form 10KSB
period 2005-06-30
ADDISON DAVIS DIAGNOSTICS
filed 2005-09-30
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                ACT OF FOR THE ANNUAL PERIOD ENDED JUNE 30, 2005

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                      FROM _____________ TO _____________.

                          Commission File No. 000-25022

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                 (Name of small business issuer in its charter)

           Delaware                                            80-0103134
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                       143 Triunfo Canyon Road, Suite 104
                       Westlake Village, California 91361
                    (Address of principal executive offices)

                    Issuer's telephone number: (805) 494-7838

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|;
No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $5,176

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $739,014 as of September 15, 2005.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

At September 15, 2005, a total of 46,313,455 of registrant's common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes; |_| No |X|

                                TABLE OF CONTENTS

PART I                                                                      Page

Item 1. Description of Business                                               1

Item 2. Description of Properties                                             6

Item 3. Legal Proceedings                                                     6

Item 4. Submission of Matters to a Vote of Security Holders                   7

PART II

Item 5. Market for Common Equity and Related Stockholder Matters              8

Item 6. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

Item 7. Financial Statements                                                F-1

Item 8. Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               19

Item 8A.  Controls and Procedures                                            19

Item 8B.  Other Information                                                  19

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  20

Item 10.  Executive Compensation                                             22

Item 11.  Security Ownership of Certain Beneficial Owners and Management     24

Item 12.  Certain Relationships and Related Transactions                     24

Item 13.  Exhibits                                                           26

Item 14.  Principal Accountant Fees and Services                             29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE HISTORY

Addison-Davis Diagnostics, Inc. (referred to in this prospectus as "we", "us", or "our") was formed on April 4, 1989 under the name Chelsea Atwater, Inc. On March 19, 1997 we changed our name to Cerx Entertainment Corporation, and on March 23, 1998 we changed our name to Cerx Venture Corporation. Prior to 1999 we had limited operations while we were seeking a business to acquire. On July 15, 1999, we effected a merger with EBonlineinc.com, Inc., a Delaware corporation, and changed our name to MoneyZone.com, Inc. (referred to in this prospectus as "MoneyZone"). On July 18, 2002, we announced that we had entered into a Merger Agreement with QuickTest 5, Inc., a Delaware corporation.

Effective January 9, 2003, pursuant to the terms of the Merger and Plan of Reorganization between MoneyZone.com, Inc. and QuickTest 5, Inc., Quicktest merged with and into MoneyZone (the "Merger"), the separate corporate existence of Quicktest ceased, and MoneyZone continued as the surviving entity and changed its name to "QT 5, Inc." and its symbol on the Over The Counter Bulletin Board to "QTFV". Prior to the Merger, our Board of Directors and the holders of a majority of the outstanding shares of common stock authorized and approved by written consent an amendment to our Certificate of Incorporation increasing the total number of shares of our authorized common stock from 25,000,000 shares to 100,000,000 shares. Prior to the Merger but also effective on January 9, 2003, we effectuated a 5 for 1 forward split of our outstanding shares of common stock. On November 3, 2003 we effected an increase of the total number of shares of our authorized common stock from 100,000,000 to 300,000,000 shares. In July2004 we effected an increase of the total number of shares of our authorized common stock from 300,000,000 to 5,000,000,000 shares. On April 26, 2004 we effected a 1 for 10 reverse stock split of our outstanding shares of common stock and on November 26, 2004 we effected a 1 for 150 reverse stock split of our outstanding shares of common stock and changed our name to "Addison-Davis Diagnostic, Inc."

All shares reported in this prospectus reflect the forward stock split and both reverse stock splits unless otherwise noted. All shares reported in this prospectus prior to May 2004 are reflected on a pre 1 for 150 reverse split basis unless otherwise noted.

On February 7, 2003 we formed Nico International, Inc., a wholly owned subsidiary.

On April 19, 2004 we formed Xact Aid, Inc., a wholly owned subsidiary.

On May 9, 2005, in connection with the spin-off of Xact Aid, Inc., the Company distributed all 2,001,000 shares of its outstanding common stock that we owned to our shareholders (along with a copy of the Xact Aid prospectus). Xact Aid, Inc. filed a registration statement with the Securities and Exchange Commission, which was declared effective on April 18, 2005, registering all 2,001,000 shares of Xact Aid common stock owned by the Company. In addition, Xact Aid has filed an application on Form 211 with the NASD to have the 2,001,000 shares traded on the Over-The-Counter-Bulletin Board.

OUR BUSINESS

We are currently the owner of a patent-pending and FDA 510(K) cleared urine specimen rapid drug screening test for drugs-of-abuse called DrugStop, which we have sold in limited quantities and are preparing to market through wider distribution channels including over-the-counter sale. We are also test-marketing a licensed FDA 510(K) cleared product called EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases.

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

Management believes that we cannot afford the financial burden of ongoing developmental costs associated with the Target System and its related analyzing equipment, in addition to the extended period of time necessary to bring those products to market and revenue production. Outright ownership of the Drug Stop product results in the addition of a valuable asset that is currently revenue producing, and adding licensed products that are immediately marketable without additional cost is, in management's opinion, the direction which we should pursue. We have recently entered into sales representative and distribution agreements to sell Drug Stop, our self-regulating urine specimen quick-test for drugs of abuse and EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases. The distribution company is seasoned and established with twenty five years experience in selling biomedical products.

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

THE MARKET & STATUS OF LAUNCH OF PRODUCTS

There is a global market for rapid drug screening testing of individuals in order to determine the presence of certain drugs of abuse. We believe that we can capture a segment of that market with our urine specimen rapid drug screening test prior to utilization of more extensive reference laboratory tests. Test kits are currently used to screen for illegal drugs in the workplace by government, correctional and law enforcement agencies, and are used outside the employment environment by rehabilitation centers, clinics, physicians and hospitals and by consumers. These provide an easy, private, inexpensive way for consumers to undergo testing. We believe that these factors may encourage high-risk individuals, or those who are simply "too busy" to make an appointment with a physician, to use the home test kits.

Reference laboratories, correctional institutions, manufacturing facilities vying to become drug-free workplaces ("Drug-free Workplaces"), public utilities and governmental federal, state, county and city agencies are being targeted. We will be targeting the $2.2 Billion substance abuse market with our Drug Stop product. Our Drug Stop product has received a 510(K) FDA Clearance for the test as well as FDA clearance for sale to the Over-The-Counter market. We plan to take advantage of various State incentive programs for a "Drug Free Workplace." The Government's Drug Free Workplace initiative's biggest incentive is to offer Workers Compensation Insurance discounts to companies that have mandatory drug testing. We believe these incentives will open corporations to implementing drug testing programs.

Recent studies show that illicit drug use is as equally implicated as alcohol in DUI arrests in the United States and 65-85% of the DUI problem in Europe. In 1997, in the U.S., 73% of all illegal drug users were employed and more than 14% of American workers had a drug or alcohol abuse problem. Drugs and alcohol use have been implicated in up to 50% of all emergency room trauma visits in the United States. Police officers making traffic stops, emergency room doctors and nurses, and employers sending workers out in trucks, trains and planes all need a test to provide an immediate indication of performance "under-the-influence."

We have signed a strategic sales and marketing agreement with Ohio Surgical, LLC. Ohio Surgical will be responsible for setting up and maintaining institutional sales and distribution channels for Drug Stop. Ohio Surgical is an Ohio-based company serving the healthcare community for 25 years. They specialize in innovative, niche products and services that represent quality and value not found elsewhere in the healthcare market. Ohio Surgical provides diversified products from diagnostic to specialty infusion products. Bill Hallagan, Ohio Surgical's VP of Marketing and Sales attended the American Correctional Association's 135th Congress of Correction held August 6-11, 2005, at the Baltimore Convention Center. This event allowed for an opportunity to interact with other industry leaders and prospective clients who will be exploring the latest in products and services available.

We have been awarded, through a public bid process, to exclusively supply Miami-Dade County, FL our Drug Stop product for the Turner Guilford Knight Correctional Center. The Turner Guilford Knight Correctional Center has 1,300 beds for male and female inmates of various levels of custody and has an active drug testing program.

We are also planning a strategic Over-The-Counter sales initiative with the new "Parents' Tool" Drug Test Program. We anticipate directing this program to parents, with a specific focus on mothers, who are concerned about the well being of their children. We are planning the program as a resource for parents throughout the country and for us to be viewed as a partner in their fight against drugs in their children's lives. To assist in the implementation of the program, we have retained the services of a diverse and experienced team with over 10 years of success in Internet Design, Programming, Marketing and Branding to build our Parent Community Internet Portal. The Portal will be designed to inform parents on drug related issues by serving as a resource for parents to access local and n ational agencies. The portal will also enable parents to post messages, blogs, share stories, and obtain expert advice on how to deal with the issues of drug use among their children. We believe this portal will allow us to make a major impact in addressing the problems and providing solutions to parents dealing with kids and drugs. We plan to launch our proprietary "Parents' Tool" program in the first quarter of 2006.

THE EFFECT OF GOVERNMENT REGULATION ON OUR BUSINESS

We believe that we are currently in compliance with applicable FDA regulations and we intend to work diligently to assure compliance with current and future regulations that impact our business. We cannot assure you, however, that future regulations will not be enacted which might adversely impact our operations.

The Medical Device Amendments of 1976" (the "Medical Device Act"), a section of the Federal Food, Drug & Cosmetic Act, establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application before commercial marketing).

Our Drug Stop product is regulated by the FDA and, in the worldwide market, government agencies like the FDA. We may be unsuccessful in obtaining regulatory approvals for our future products, even though we may invest a significant amount of time and money into seeking such approvals. Therefore, management intends to focus on the sale of our Drug Stop product and be extremely selective in moving forward with developing or acquiring future products until it has thoroughly evaluated the viability of such product or products in the marketplace. If our products do not receive the regulatory approvals we need to sell them, our revenues and operating results could be adversely affected and the value of your investment may decline.

Our Drug Stop product is a Class I and Class II product. This product has been approved by the FDA for sale in the professional market and is approved for sale over-the-counter.

LICENSES AND OTHER INTELLECTUAL PROPERTY

In April 2005, we entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between us and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto, wherein the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached.

In May 2005, in connection with the spin-off of Xact Aid, Inc., we ceased to have an interest in any confidential and proprietary information relating to the Xact Aid products or (Know-How), words, symbols and logos identifying and distinguishing Xact Aid products (Trademarks), registrations and application for Trademarks, domain names including source codes, user name and passwords, all designs and copyrights in connection with the Trademarks.

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

EMPLOYEES

As of September 10, 2005 we have 3 full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

Our office facilities are located at 143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361. We lease this 1,300 square foot facility at market rates. Our current rent is $2,745.40 per month. The lease provides for a rent increase at the rate of 4% for the second year of the term, which will increase our rent to $2,855.22 per month for the period August 1, 2006 to July 31, 2007. The lease expires on July 31, 2007.. We believe that this space is sufficient for our needs for the foreseeable future. Our former lessor sought only possession of our prior premises and on or about July 15, 2005 we moved to our new premises and vacated possession of the prior premises.

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously. The Court has ordered the parties to participate in a mediation and to return for a Post-Mediation Status conference on October 28, 2005.

On August 4, 2005, Bristol Investment Fund, Ltd. filed a summons with notice to appear against us for breach of contract. The relief sought is liquidated and compensatory damages. The Company has tendered the sum of $80,000 to Bristol Investment Fund, Ltd in payment of the outstanding principal balance due on the note in the amount of $60,086 plus accrued interest and penalties. The Company has retained counsel to respond to the Summons. The Company anticipates resolving the matter and does not consider this as having a material adverse effect on the operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2004, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation increasing the authorized amount of common stock from 300,000,000 shares to 5,000,000,000 shares. Such amendment became effective in the State of Delaware in August 2005.

In October 2004, our Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to our Certificate of Incorporation effecting (i) a 1 to 150 reverse stock split pursuant to which each one hundred fifty then currently outstanding shares of Common Stock ("Old Shares") automatically converted into one share of Common Stock ("New Shares"). All shares reported in this Annual Report reflect the reverse stock split New Shares unless otherwise noted; and (ii) a change in the name of the Company from QT 5, Inc. to Addison-Davis Diagnostics, Inc. Such amendment became effective in the State of Delaware in November 2005


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

Our Common Stock trades on the NASD OTC Bulletin Board. Since November 26, 2004 it has traded under the symbol ADDI. From April 26, 2004 until November 26, 2004 it has traded under the symbol QTFI. From January 3, 2003 until April 26, 2004 , it has traded under the symbol QTFV. Prior to January 9, 2003, our Common Stock traded on the NASD OTC Bulletin Board under the symbol MOZN.

The table below sets forth the range of high and low bid quotes of our Common Stock for each quarter for the last two fiscal years as reported by Yahoo Finance. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The following prices reflect both the 1 for 10 reverse stock split that was effected on April 26, 2004 and the 1 for 150 reverse stock split that was effected on November 26, 2004,respectively, as footnoted below.

                                           PERIOD           HIGH         LOW
                                       --------------     --------    --------
Fiscal Year Ended June 30, 2004        First Quarter        $0.39       $0.16
                                       Second Quarter       $0.15       $0.04
                                       Third Quarter        $0.07       $0.01
                                       Fourth Quarter       $0.06       $0.01(1)

Fiscal Year Ended June 30, 2005        First Quarter        $1.35       $0.06(1)
                                       Second Quarter       $0.10       $0.02(2)
                                       Third Quarter        $0.07       $0.02(2)
                                       Fourth Quarter       $0.08       $0.01(2)

(1) Reflects Post 10 for 1 reverse split.

(2) Reflects Post 150 for 1 reverse split.

HOLDERS

There were approximately 400 holders of our Common Stock of record as of June 30, 2005.

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

In May 2005, we issued 400,000 shares of our Common Stock to a sales and marketing representative for services provided to us. The fair market value of this Common Stock was $6,800 or $0.017 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In June 2005, we issued 250,000 shares of our Common Stock to a consultant for services provided to us. The fair market value of this Common Stock was $4,500 or $0.018 per share. This transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2005, the most recently completed fiscal year.


------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to    Weighted average          equity compensation
                              be issued upon exercise    price of                  plans (excluding
                              of outstanding options,    outstanding options,      securities reflected in
Plan Category                 warrants and rights        warrants and rights       column 2)
------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Security Holders             N/A                       N/A                        N/A
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Not Approved by Security
Holders                                   --                      $ --                        256,137
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


Our 2000 Stock Option Plan (the "2000 Plan"), as amended, authorizes the issuance of options and common stock to officers, employees, directors and consultants. The common stock reserved for issuance pursuant to the 2000 Plan has been registered on an S-8 Registration Statement. The 2000 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights in conjunction with all or part of any stock option granted. No Stock Appreciation Rights have been granted.

On April 21, 2003 our Board of Directors adopted the 2003 Incentive Equity Stock Plan (the "2003 Plan"). The 2003 Plan authorizes the issuance of options, right to purchase common stock and stock bonuses to officers, employees, directors and consultants. The 2003 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2003 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under both plans available for grant at June 30, 2005 was 256,137.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto. As a result, the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached.

Management believes that it is not in our best interest to assume the financial burden of ongoing developmental costs associated with the Target System and its related analyzing equipment, in addition to the extended period of time necessary to bring those products to market and revenue production. Outright ownership of the Drug Stop product results in the addition of a valuable asset that is currently revenue producing, and adding licensed products that are immediately marketable without additional cost is, in management's opinion, the direction which we should pursue.

As the current owner of Drug Stop, a patent-pending and FDA 510(K) cleared self-regulating urine specimen rapid drug screening test for drugs-of-abuse which we have sold in limited quantities, we are preparing to market this product through wider institutional distribution. channels. Drug Stop is one of several drugs-of-abuse tests that is also cleared by the F.D.A. for over-the-counter sale. We have focused on healthcare professionals, hospitals, certain branches of the government, correctional institutions and the workplace environment, and have recently entered into sales representative and distribution agreements to sell Drug Stop with a seasoned and established distribution company with twenty five years experience in selling biomedical products. We are in the process of arranging an over-the-counter sales and marketing program for our Drug Stop product which will include the participation of highly visible organizations and product brokers and distributors in order to gain entrance to major retail outlets. In addition, we are test-marketing a licensed FDA 510(K) cleared product called EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases.

Management is seeking to license other quick-test biomed products that do not require significant development costs. Management recognizes that we must continue to generate additional resources to fund overhead until the eventual achievement of sufficient revenue leading to sustained profitable operations. Our success is dependent upon numerous items, including further product licensing and successful and effective sales strategies and management believes that revenues generated by these products will lead to future profitability.

GENERAL OVERVIEW AND GOING CONCERN

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited balance sheet as of June 30, 2005 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue that raised substantial doubt about our ability to continue as a going concern.

On May 9, 2005, in connection with the spin-off of Xact Aid, Inc., the Company distributed all 2,001,000 shares of its outstanding common stock that we owned to our shareholders (along with a copy of the Xact Aid prospectus). Xact Aid, Inc. filed a registration statement with the Securities and Exchange Commission, which was declared effective on April 18, 2005, registering all 2,001,000 shares of Xact Aid common stock owned by the Company. In addition, Xact Aid has filed an application on Form 211 with the NASD to have the 2,001,000 shares traded on the Over-The-Counter-Bulletin Board.

Although we are now the current owner of Drug Stop, a patent-pending and FDA 510(K) cleared self-regulating urine specimen rapid drug screening test for drugs-of-abuse, and are commencing the marketing and sales of Drug Stop, management recognizes that we must generate additional resources to fund overhead and for the eventual achievement of revenue and sustained profitable operations. Our success is dependent upon numerous items, including the successful development of effective marketing strategies to customers in a competitive market for new products. Although we have commenced marketing our Drug Stop product, we anticipate that it may not enter the market until the first calendar quarter of 2006 and management believes that revenues generated by this product will lead to future profitability.

Also, during the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of callable convertible notes from which we received gross proceeds of $1,300,000. However, no assurance can be given that the convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to our accompanying audited balance sheet as of June 30, 2005 and the audited statements of operations and cash flows for the fiscal years ended June 30, 2005 and 2004, and the related notes thereto, for further discussion of our accounting policies.

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

RESULTS OF OPERATIONS

In May 2005, Xact Aid, Inc., formerly a wholly owned subsidiary whose operations were consolidated with ours for accounting and financial statement purposes, was spun off from our company. Consequently, the results of operations of Xact Aid, Inc. are included in the financial statements herein as loss from discontinued operations for the period from July 1, 2004 to the date of the spin-off (May 9., 2005) and for the fiscal year ended June 30, 2004, totaling $800,301 and $68,093, respectively.

During the fiscal year ended June 30, 2005, we had revenues of $5,176 from the initial sales during the marketing phase of our Drug Stop product, as compared to $192,109 during the fiscal year ended June 30, 2004. Revenues during the fiscal year ended June 30, 2004 were earned from the sale of NICOWater(TM). Sales of NICOWater(TM) ceased on January 8,2004 due to the loss of the NICO patent. Cost of sales for the fiscal year ended June 30, 2005 was $2,838 as compared to $109,437 for the fiscal year ended June 30, 2004. Other costs and expenses for the fiscal year ended June 30, 2005 totaled $1,634,864 as compared to $4,876,505 for the fiscal year ended June 30, 2004. The net decrease in general and administrative expense for the fiscal year ended June 30, 2005 was due primarily to a combination of the following:

(i) a decrease in selling and marketing expenses of approximately $909,539 due primarily to the discontinuance of our NICOWater(TM) product;

(ii) a decrease in consulting fees totaling approximately $212,423, due primarily to a decrease in issuance of the Company' stock for medical and marketing consulting services in connection with the Company's loss of NICOWater(TM);

(iii) a decrease in executive salaries of approximately $627,284 and other salaries of approximately $117,866, in addition to a decrease in related payroll tax expense of approximately $95,919, due to the installation of new management and cost saving measures;

(iv) a decrease in legal and accounting fees totaling approximately $532,159, of which approximately $373,377 were associated with non-recurring general corporate legal fees and legal expense in connection with the NICOWater(TM) arbitration;

(v) a decrease in insurance expense of approximately $278,150 due primarily to the discontinuance of product liability insurance in connection with NICOWater(TM); and

(vi) a decrease of approximately $388,302 attributable to net decreases in various other expenses.

Other income for the fiscal years ended June 30, 2005 and June 30, 2004 consisted of forgiveness of debt and gain on settlement of accounts payable of $107,976 and zero, respectively. Other expenses for the fiscal years ended June 30, 2005 and June 30, 2004 consisted of amortization of debt discount and financing expense in the amount of $970,464 and $1,139,534, respectively, interest in the amount of $322,212 and $262,110, respectively. Other expenses were zero in the fiscal year ended June 30, 2005, however, in the fiscal year ended June 30, 2004 other expenses included write-offs in connection with the loss of NICOWater(TM) in the amount of $730,131, a write-off of notes receivable in the amount of $139,500 and $27,919 of losses on settlements of accounts payable.

As a result of the above, we incurred a net loss of $3,617,527 for the fiscal year ended June 30, 2005 as compared to a net loss of $7,161,005 for the fiscal year ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements, particularly as they relate to the marketing and sales of Drug Stop and the introduction and launch of our new products, if any, could continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including whether or not the market accepts Drug Stop and, if there is market acceptance, the pace at which it develops and the pace at which we are able to launch new products, if any, and the pace at which the market for new products develops.

During the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of convertible notes from which we received net proceeds of $1,300,000, however, we cannot assure you that the proceeds received from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations and we do not obtain the credit facility, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As of June 30, 2005, our current assets included $158,275 in cash, $29,488 in accounts receivable and inventory valued at $1,525. Also included in current assets is prepaid expenses of $428,794, $337,000 of which represents the prepayment of corporate marketing expenses and $91,794 is prepaid interest in connection with our convertible debt financing. As of June 30, 2005, non current assets included $100,000 in prepaid interest and $122,955 of deferred financing costs, both related to the callable convertible secured note financing. We have also reflected $358,684 as the value of our patent and related FDA clearance for our DrugStop product. Our current liabilities at June 30, 2005 included accounts payable and accrued expenses of $1,013,265, a liability in the amount of $156,400 for unpaid lease payments we assumed from Moneyzone, notes payable of $334,250 and $207,049 in notes payable due to related parties.

We had a net loss of $3,617,527 for the fiscal year ended June 30, 2005 as opposed to a net loss of $7,161,005 for the fiscal year ended June 30, 2004. The decrease in the net loss is attributable to eliminating costs and expenses associated with our NICOWater(TM) product and patent and cost efficiencies resulting from installation of new management.

Net cash used in operating activities was $1,939,044 for the year ended June 30, 2005. The primary use of cash for the fiscal year ended June 30, 2005 was to fund our net loss, offset by $1,034,805 for amortization of debt discount and non-cash interest expense, $230,728 representing the fair market value of options, warrants and common stock issued during the fiscal year for services rendered. To conserve cash, we have historically paid some consultant and employee salaries with our common stock. During the next 12 months, if we cannot generate sufficient funds to operate our business from product sales, we may be required to sell additional debt or equity securities or borrow funds from related parties. We cannot be certain that we will be successful in obtaining financing if we need it.

Net cash used in operating activities was $1,939,044 for the year ended June 30, 2005.

Cash flows from investing activities for the fiscal year ended June 30, 2005 consisted of the purchase of property and equipment for net cash provided by investing activities of $238.

Cash flows used in investing activities for the fiscal year ended June 30, 2004 consisted of $5,000 for acquisition and $7,207 used in the purchase of property and equipment for net cash used in investing activities of $12,207.

Net cash provided by financing activities for the fiscal year ended June 30, 2005 included proceeds from notes payable (net of prepaid interest of $16,500 in the amount of $95,798, payments of notes payable to related parties in the amount of $71,226, proceeds from the issuance of convertible debentures of $1,531,261 (net of issuance costs and prepaid interest of $599,000) and proceeds from the exercise of options and warrants in the amount of $230,728. Net cash provided by financing activities for the fiscal year ended June 30, 2004 included proceeds from the sale of common stock in the amount of $150,000, proceeds from notes payable to related parties in the amount of $112,500, proceeds from the issuance of convertible debentures of $3,401,000 (net of issuance costs of $599,000) and proceeds from the exercise of options in the amount of $133,333. We also made payments on notes payable in the amount of $339,430, resulting in net cash provided by financing activities for the fiscal year ended June 30, 2005 in the amount of $3,457,403. . Since we are in the early sales and marketing stages for DrugStop, our only product, its manufacture and sale is an unproven business model that may not be successful and will ultimately depend upon demand for the product. Although it is the opinion of management that due to the growth of this product and potential new products, our business will grow and prosper, at this time it is impossible for us to predict the degree to which demand for our product will evolve or whether our potential market-share will be large enough to provide any meaningful revenue or profit for us.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto. As a result, the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med. In return, Insta Med assigned all its right title and interest in the Drug Test named "Drug Stop Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop".

Consequently, Drug Stop is the only product that we are currently selling and marketing

WE ARE A RECENTLY FORMED BUSINESS WITH VERY LITTLE OPERATING HISTORY, THEREFORE YOU HAVE NO BASIS ON WHICH TO DETERMINE IF WE CAN BE SUCCESSFUL.

We have a very short history of operations, and we are in the early stages of marketing and selling Drug Stop, currently our only product, which has generated little revenue to date. Although we anticipate significant revenue, we are not certain that Drug Stop or new products, if any, will generate significant or any revenue at all. During the year ended June 30, 2005, we incurred a net loss of $3,617,527 and had only $5,176 of revenues. Because we have a short operating history, you will have no basis upon which to accurately forecast our future operations, including sales, or to judge our ability to develop our business. If you purchase our securities, you may lose your entire investment.

BECAUSE WE HAVE EARNED VERY LITTLE IN REVENUES, THE SUCCESS OF OUR BUSINESS REQUIRES CONTINUED FUNDING. IF WE CANNOT RAISE THE MONEY WE NEED TO SUPPORT OUR OPERATIONS UNTIL WE EARN SIGNIFICANT REVENUES, WE MAY BE REQUIRED TO CURTAIL OR TO CEASE OUR OPERATIONS AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our ability to develop our business depends upon our receipt of funds to continue our operations while we introduce our Drug Stop product and new products, if any, and they are accepted in the market. If this funding is not received as needed, it is unlikely that we could continue our business, in which case you would lose your entire investment.

During the fiscal year ended June 30, 2005, management successfully obtained additional capital through sales and issuance of convertible notes from which we received net proceeds of $1,300,000. However, we cannot assure you that the proceeds received from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable.

During the next 6 months, if we fail to earn revenues in an amount sufficient to fund our operations, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

If we are unable to obtain additional financing if needed, we may be required to curtail the manufacturing and marketing of our product and possibly cease our operations.

Our independent public accounting firm included an explanatory paragraph in their report on our financial statements set forth in this report stating that because of our significant losses and our working capital deficit there is substantial doubt that we can continue as a going concern.

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

WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN DEVELOPING AND
COMMERCIALIZING OUR NEW PRODUCTS AND/OR OTHER PRODUCTS.

Our ability to successfully acquire or develop any additional products is uncertain. Potential new products may require additional research, development, testing, regulatory approval and additional investment prior to their commercialization, which may not be successful. There can be no assurance that we can develop commercially successful products.

WE COULD BE SUBJECT TO PRODUCT LIABILITY CLAIMS. IF WE ARE REQUIRED TO PAY A CLAIM, OUR BUSINESS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED AND YOUR INVESTMENT MAY DECLINE IN VALUE.

Liability might result from claims made by customers who purchase our products. Although we have received a quote from our insurance broker for product liability insurance, we presently do not carry such insurance since our sales to date are insignificant. We can give no assurance that such insurance will be available when we need it at a reasonable cost or that any insurance policy would be sufficient to meet any liability arising as a result of a claim. The obligation to pay any product liability claim could have a material adverse effect on our business and financial condition.

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

OUR CURRENT PRODUCT IS REGULATED BY THE FDA AND, IN THE WORLDWIDE MARKET, GOVERNMENT AGENCIES LIKE THE FDA. WE MAY BE UNSUCCESSFUL IN OBTAINING REGULATORY APPROVALS FOR NEW PRODUCTS, EVEN THOUGH WE MAY INVEST A SIGNIFICANT AMOUNT OF TIME AND MONEY INTO SEEKING SUCH APPROVALS. IF OUR PRODUCTS DO NOT RECEIVE THE REGULATORY APPROVALS WE NEED TO SELL THEM, OUR REVENUES AND OPERATING RESULTS COULD BE ADVERSELY AFFECTED AND THE VALUE OF YOUR INVESTMENT MAY DECLINE.

The manufacture, sale, promotion and marketing of our new products, if any, may be subject to regulation by the FDA and similar government regulatory bodies in other countries.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


[LOGO] ACI                   ARMANDO C. IBARRA
                       Certified Public Accountants
                        A Professional Corporation


Armando C. Ibarra, C.P.A.                  Members of the California Society of
                                                   Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the American Institute of
                                                   Certified Public Accountants

                                    Registered with the Public Company Oversight
                                                                Accounting Board

To the Board of Directors
Addison-Davis Diagnostics, Inc.

             Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Addison-Davis Diagnostics, Inc. as of June 30, 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Addison-Davis Diagnostics, Inc. as of June 30, 2004, were audited by other auditors whose report dated August 19, 2004, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Addison-Davis Diagnostics, Inc., as of June 30, 2005, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


----------------------------------
ARMANDO C. IBARRA, CPA

September 8, 2005
Chula Vista, Ca. 91910

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Addison-Davis Diagnostics, Inc. (formerly known as  QT 5, Inc.)

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Addison-Davis Diagnostics, Inc. (formerly known as QT 5, Inc.) (the "Company") for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended June 30, 2004, the Company incurred a net loss of $7,161,005, with only $192,109 of revenues. In addition, the Company lost its arbitration with the patent holder of NICOWater(TM), and subsequently lost the rights to the patent and the related right to sell the Company's only product that had been producing revenues for the Company. These factors, among others, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Successful completion of the Company's transition to the attainment of profitable operations is dependent upon its obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              CORBIN & COMPANY, LLP

Irvine, California
August 19, 2004

ADDISON-DAVIS DIAGNOSTICS, INC.

                           CONSOLIDATED BALANCE SHEET

                                             ASSETS                          June 30, 2005
                                                                             --------------
Current assets:
     Cash                                                                    $    158,275
     Accounts receivable                                                           29,488
     Inventories                                                                    1,525
     Escrow receivable                                                            300,000
     Prepaid expenses                                                             128,794
                                                                             ------------

         Total current assets                                                     618,082

Property and equipment, net of accumulated depreciation of $17,943                 19,705
Deferred financing cost, net of accumulated amortization of $636,855              122,955
Prepaid interest                                                                  100,000
Patent and FDA Clearance                                                          358,684
Other assets                                                                        3,493
                                                                             ------------

                                                                             $  1,222,919
                                                                             ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                   $    976,400
     Accrued salaries                                                              36,865
     Lease liability                                                              156,400
     Notes payable                                                                334,250
     Notes payable to related parties                                             207,049
                                                                             ------------

         Total current liabilities                                              1,710,964

Convertible notes payable, net of unamortized debt discount of $2,649,259       1,219,329

         Total liabilities                                                      2,930,293
                                                                             ------------

Stockholders' deficit:
     Common stock, $0.001 par value; 5,000,000,000 shares authorized;
       13,836,973 shares issued and outstanding                                    13,837
     Additional paid-in capital                                                18,374,703
     Accumulated deficit                                                      (20,095,914)
                                                                             ------------
         Total stockholders' deficit                                           (1,707,374)
                                                                             ------------
                                                                             $  1,222,919
                                                                             ============

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For The Year Ended    For The Year Ended
                                                                June 30, 2005         June 30, 2004
                                                              ------------------    ------------------
Revenue                                                          $     5,176          $   192,109

Costs and expenses:
      Cost of revenue                                                 (2,838)            (109,437)
      General and administrative                                  (1,634,864)          (4,876,505)
      Loss on patent arbitration                                          --             (730,131)
                                                                 -----------          -----------

Operating loss                                                    (1,632,526)          (5,523,964)

Other income (expense):
      Interest, net                                               (1,292,676)          (1,401,644)
      Other, net                                                     107,976             (167,304)
                                                                 -----------          -----------

Net loss before loss from discontinued operations                 (2,817,226)          (7,092,912)

Loss from discontinued operations                                   (800,301)                   (
                                                                                           68,093)
                                                                 -----------          -----------

Net loss                                                         $(3,617,527)         $(7,161,005)
                                                                 ===========          ===========

Net loss available to common stockholders per common share:
      Basic and diluted:
      Loss from continuing operations                            $     (0.51)         $   (101.23)
      Loss from discontinued operations                                (0.14)               (0.97)
                                                                 -----------          -----------
Net loss                                                         $     (0.65)         $   (102.20)
                                                                 ===========          ===========
Weighted average shares outstanding:
      Basic and diluted                                            5,527,547               70,067
                                                                 ===========          ===========


See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                          Additional     Pre-paid
                                                    Common Stock            Paid-in     Consulting      Accumulated
                                                 Shares       Amount       Capital       Expense          Deficit          Total
                                                 ------       ------       -------       -------          -------          -----
Balance, June 30, 2003                            27,214   $        27   $  9,962,735   $   (428,957)  $(10,185,776)   $   (651,971)

Issuance of shares from escrow for license            --            --        358,684             --             --         358,684

Issuance of common stock for services             24,060            24        646,001             --             --         646,025

Issuance of common stock on settlement
of notes payable                                   1,000             1        314,999             --             --         315,000

Issuance of common stock for cash                    667            --        150,000             --             --         150,000

Shares issued to employees for
services rendered and past due salaries           37,712            38        155,729             --             --         155,767

Issuance of common stock for conversion of
convertible promissory note                      129,174           129      1,139,668             --             --       1,139,797

Issuance of common stock for settlement of
accounts payable                                     885             1        167,069             --             --         167,070

Shares issued in connection with
convertible note antidilution provision              688             1             (1)            --             --              --

Issuance of common stock upon exercise
of warrants                                        8,889             9        133,324             --             --         133,333

Shares issued in connection with
convertible notes payable                             67            --         16,000             --             --          16,000

Estimated fair value of deferred financing
costs, beneficial conversion features
and warrants issued in connection with
convertible notes payable                             --            --      3,214,150             --             --       3,214,150

Amortization of prior year prepaid
consulting expense                                    --            --             --        428,957             --         428,957

Net loss                                                                                                 (7,161,005)     (7,161,005)
                                              ----------   -----------     ----------   ------------    -----------      ----------
Balance, June 30, 2004                           230,356           230     16,258,358             --    (17,346,781)     (1,088,193)

Shares issued to employees for services
Rendered and past due salaries                   697,667           698        167,882             --             --         168,500

Shares issued in connection with
Convertible notes payable                      8,777,145         8,777        221,951             --             --         230,728

Issuance of common stock for services          4,065,138         4,065        256,293             --             --         260,358

Issuance of common stock on settlement
Of notes payable to a related party               66,667            67          7,131             --             --           7,198

Estimated fair value of deferred financing
Costs, beneficial conversion features
and Warrants issued in connection with
Convertible notes payable                             --            --      1,531,261             --             --       1,531,261

Distribution of net assets of Xact Aid, Inc.
  In spin-off                                         --            --        (68,093)            --        868,394         800,301

Net loss                                              --            --             --             --     (3,617,527)     (3,617,527)
                                              ----------   -----------     ----------   ------------    -----------      ----------
Balance, June 30, 2005                        13,836,973        13,837     18,374,703             --    (20,095,914)     (1,707,374)
                                              ==========   ===========     ==========   ============    ===========      ==========

See accompanying notes to financial statements.

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For The Year Ended      For The Year Ended
                                                                          June 30, 2005          June 30, 2004
                                                                       --------------------   ---------------------
Cash flows from operating activities:
   Net loss                                                              $(3,617,527)            $(7,161,005)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                           8,480                  11,194
       Amortization of debt discount and non-cash interest
         expense                                                             745,883               1,139,532
         Amortization of prepaid compensation                                     --                 428,957
       Loss on issuance of shares for settlement of accounts
         payable                                                                  --                  46,562
       Issuance of shares for settlement of notes payable                      7,198                 202,500
       Fair market value of options and warrants issued                           --                      --
       Gain on extinguishment of debt                                       (108,403)                     --
       Common stock and options issued for services                          428,858                 646,025
         Provision for uncollectible related party note receivable                --                 139,500
         Loss on patent arbitration                                               --                 507,873
         Loss on discontinued operations                                     800,301
         Changes in operating assets and liabilities, net of acquired business:
           Accounts receivable                                                27,816                  61,269
           Inventories, net                                                   34,345                (205,644)
           Deferred costs                                                    (20,094)                 21,551
           Prepaid expenses                                                 (193,018)                (38,338)
           Other assets                                                        6,652                      --
           Accounts payable and accrued expenses                              (3,903)              1,095,116
           Deferred revenue                                                       --                 (86,184)
           Deferred rent expense                                                  --                 (10,900)
                                                                         -----------             -----------

   Net cash used in operating activities                                  (1,939,044)             (3,201,992)
                                                                         -----------             -----------

Cash flows from investing activities:
   Cash paid for acquisition                                                      --                  (5,000)
   Purchases of property and equipment                                           238                  (7,207)
                                                                         -----------             -----------

   Net cash (used in) provided by investing activities                           238                 (12,207)
                                                                         -----------             -----------

Cash flows from financing activities:
   Proceeds from sale of stock                                                    --                 150,000
   Proceeds from notes payable to related parties                            (71,226)                112,500
   Payments on notes payable                                                  95,798                (225,000)
   Payments on notes payable to related parties                                   --                 (67,500)
   Proceeds from convertible debentures, net of issuance
    costs and prepaid interest of $599,000 in 2004                         1,531,261               3,400,000
   Proceeds from exercise of options and warrants                            230,728                 133,333
   Payments on installment financing                                              --                 (46,930)
                                                                         -----------             -----------

   Net cash provided by financing activities                               1,786,561               3,457,403
                                                                         -----------             -----------

CONTINUED ...

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                                                                   For The Year Ended         For The Year Ended
                                                                     June 30, 2005              June 30, 2004
                                                                -----------------------    -----------------------
Net increase in cash                                                           (152,245)                   243,204

Cash, beginning of year                                                         310,520                     67,316
                                                                -----------------------    -----------------------

Cash, end of year                                                               158,275    $               310,520
                                                                =======================    =======================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
       Interest                                                 $                    --    $                    --
                                                                =======================    =======================
       Income taxes                                             $                    --    $                    --
                                                                =======================    =======================

   Common stock issued for settlement of accounts
     payable and accrued liabilities                            $                    --    $               276,275
                                                                =======================    =======================

   Shares issued upon settlement of note payable                $                    --    $               112,500
                                                                =======================    =======================

   Stock issued from escrow for license                         $                    --    $               358,684
                                                                =======================    =======================

   Issuance of note payable for inventory                       $                    --    $                30,702
                                                                =======================    =======================

   Issuance of equity instruments in connection with
   deferred finance costs                                       $                    --    $               238,810
                                                                =======================    =======================

   Amortization of deferred financing costs and debt
   discount against additional paid-in capital upon
   conversion of notes payable                                  $                    --    $             1,275,846
                                                                =======================    =======================

   Shares issued on conversion of notes payable                 $                    --    $             2,415,643
                                                                =======================    =======================

   Debt discount recognized related to convertible debentures   $                    --    $             2,991,340
                                                                =======================    =======================

   Shares issued for anti-dilution provision                    $                    --    $                   103
                                                                =======================    =======================

   Accrued expenses converted to note payable                   $                    --    $               496,025
                                                                =======================    =======================

   Distribution of Xact Aid, Inc. net assets in spin-off        $              (800,301)   $                    --
                                                                =======================    =======================

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND AND ORGANIZATION

Addison-Davis Diagnostics, Inc. (formerly QT 5, Inc.) (the "Company") is currently the owner of a patent-pending and FDA 510(K) cleared urine specimen rapid drug screening test for drugs-of-abuse called DrugStop, which we have sold in limited quantities and are preparing to market through wider distribution channels. We are also test-marketing a licensed FDA 510(K) cleared product called EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases.

On May 9, 2005, in connection with the spin-off of Xact Aid, Inc., formerly a wholly-owned subsidiary of the Company, the Company distributed all 2,001,000 shares of its outstanding common stock that we owned to our shareholders (along with a copy of the Xact Aid prospectus). Xact Aid, Inc. filed a registration statement with the Securities and Exchange Commission, which was declared effective on April 18, 2005, registering all 2,001,000 shares of Xact Aid common stock owned by the Company. In addition, Xact Aid has filed an application on Form 211 with the NASD to have the 2,001,000 shares traded on the Over-The-Counter-Bulletin Board.

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

In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid Investments, Inc., a California corporation ("Seller") to acquire the Xact Aid line of first aid products for minor injuries ("Xact Aid Products"). The assets acquired were, including all goodwill appurtenant thereto, (a) inventory;
(b) confidential and proprietary information relating to the Xact Aid Products ("Know-How"); (c) words, symbols and logos identifying and distinguishing Xact Aid Products ("Trademarks"); (d) registrations and application for Trademarks;
(e) Seller's domain names including source codes, user name and passwords; (f) all designs and copyrights in connection with the Trademarks ("Designs"); and
(g) all records and materials relating to Seller's suppliers and customer list. In addition, Seller agreed to not use or employ in any manner the names "Xact Aid" or "Exact Aid" and shall change Seller's name so as not to conflict with the foregoing restricted names. In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full, for a total purchase price of $35,702. Current Xact Aid Products include wound-specific First Aid Packs for insect bites, minor burns, burns, scrapes, cuts and sprains which provide materials to clean, treat, dress and maintain a specific type of minor injury. On April 19, 2004 the Company formed Xact Aid, Inc., a Nevada corporation and wholly owned subsidiary, for the purpose of receiving an assignment of the assets acquired by the Company in the Xact Aid transaction and operating the business of marketing and selling the Xact Aid Products. Xact Aid, Inc., a Nevada corporation, was spun off in May 2005.

In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC. In consideration for the License Agreement, the Company released 2,174 previously issued shares of its common stock from escrow valued at $358,684 (or $165.00 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement was one year, although so long as the Company met certain proposed sales projections, the License Agreement would be extended for four additional one-year terms. After this period, if neither party terminated the License Agreement, it would be extended for an additional five-year term. The term of the License Agreement would have become effective four months after all required regulatory clearances had been obtained for certain of the licensed products and after the licensor had obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement.

In February 2004, the Company entered into a Modification to the License, the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company had the right to market and sell; (b) the first year of the term of the License Agreement was set to commence six (6) months after (i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM has obtained a manufacturer to manufacture the Products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to Licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals are achieved. On June 23, 2004, we received a Notice of Assignment and Assumption Agreement by and between VMM and Insta Med , whereby VMM sold, assigned and transferred all its right title and interest in the intellectual property described in the Modification Agreement. The Company was to begin the amortization of the License Agreement at the time the required regulatory clearances are obtained and the License Agreement becomes effective. The Company anticipated to amortizing the License Agreement over the estimated useful life of five years using a straight-line method.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Addison-Davis Diagnostics, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $3,617,527 and $7,161,005, respectively, with only $5,176 and $192,109 of revenue, respectively, during the years ended June 30, 2005 and 2004. The Company also had an accumulated deficit of $20,095,914 and negative working capital of $1,092,882, with $158,275 in cash at June 30, 2005. Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers of current and new products in a competitive market coupled with faster service and a variety of options. In April 2005, the Company rescinded its license to market the Target System diagnostic products and was assigned all rights, title and interest in the patent-pending Drug Stop product, together with all approvals issued by the F.D.A. Management believes that ownership, sales and marketing of this product will have a significant effect on future profitability. During the fiscal year ended June 30, 2005, management successfully obtained capital through the sale and issuance of convertible notes, from which the Company received gross proceeds of approximately $1,300,000 (see Note 8). However, no assurance can be given that the convertible debt financing will provide sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments as of June 30, 2005, including cash, receivables, accounts payable and accrued expenses, and notes payable, approximate their respective fair values due to their short maturities. The fair value of notes payable to related parties is not determinable as these transactions are with related parties. The fair value of convertible notes payable is not determinable as similar instruments cannot be located.

CONCENTRATION OF CREDIT RISK

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash balances at certain high quality financial institutions, and at times such balances may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of June 30, 2005, there was approximately $58,419 of uninsured cash balances.

INVENTORIES

Inventories are stated at the lower of cost or estimated net realizable value and consist of finished goods. Cost is determined under the average cost method. Should customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At June 30, 2005, management believes that inventories are carried at the lower of cost or net realizable value.

PREPAID EXPENSES AND PREPAID INTEREST

As discussed in Note 7, the Company has prepaid interest of $173,294 in connection with the issuance of convertible debt. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt. The Company also has prepaid interest of $16,500 in connection with an original issue discount note payable to Robert G. Pautsch in the total principal amount of $66,500 dated December 31, 2004 and payable on demand.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles to be held and used by an entity are reviewed by the management of the Company for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2005, management of the Company believes that no impairment has been indicated. There can be no assurances, however, that market conditions will not change or demand for the Company's products will develop which could result in impairment of long-lived assets in the future.

INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

On April 26, 2004, a majority of the Company's stockholders approved a one for ten reverse stock split and on July 26, 2004 approved an increase in the number of authorized common stock shares to 5,000,000,000 shares. On November 26, 2004 a majority of the Company's stockholders approved a one for one hundred fifty reverse stock split. In addition, the Company amended its articles of incorporation to adjust the common stock par value to $0.001 per share. All references in the consolidated financial statements and the accompanying notes referring to common shares, share prices, per share amounts, and stock plans have been adjusted to give retroactive effect to the reverse stock splits and par value change.

REVENUE RECOGNITION

The Company recognizes revenue at the time of shipment of its products to customers.

ADVERTISING

The Company expenses the cost of advertising when incurred as general and administrative expense. Advertising expense was approximately $1,510 and $378,985 for the years ended June 30, 2005 and 2004, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company uses the intrinsic value method of accounting for stock-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." At June 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. During the years ended June 30, 2005 and 2004, no compensation expense was recognized in the accompanying consolidated statements of operations for options issued to employees pursuant to APB 25, as all options granted in fiscal 2005 and 2004 under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                             Year Ended June 30,
                                                   --------------------------------------
                                                         2005                 2004
                                                   -----------------    -----------------
Net loss as reported                               $      (3,617,527)   $      (7,161,005)

Deduct:
     Total stock-based employee compensation
       expense under APB 25                                       --                   --

Add:
     Total stock-based employee compensation
       under fair value based method for all
       awards, net of related tax effects                         --             (110,000)
                                                   -----------------    -----------------

Pro forma net loss                                 $      (3,617,527)   $      (7,271,005)
                                                   =================    =================

Basic and diluted loss per share - as reported     $           (0.65)   $         (102.20)
                                                   =================    =================
Basic and diluted loss per share - pro forma       $           (0.65)   $         (103.77)
                                                   =================    =================


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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 6,082,380 and 2,631 as of June 30, 2005 and 2004, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for fiscal 2005 and 2004.

COMPREHENSIVE INCOME

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

COMPARATIVE CONSOLIDATED STATEMENTS OF OPERATIONS

In May 2005, Xact Aid, Inc., formerly a wholly owned subsidiary whose operations were consolidated with ours for accounting and financial statement purposes, was spun off from our company. Consequently, the results of operations of Xact Aid, Inc. are included in the financial statements herein for the period from July 1, 2004 to the date of the spin-off (May 9, 2005) and for the fiscal year ended June 30, 2004, totaling $800,301 and $68,093, respectively, as discontinued operations., For the periods presented, Xact Aid, Inc. had no revenues. The spin-off of Xact Aid, Inc. to the Company's shareholders was recorded as a dividend at the net book value of the net liabilities distributed, totaling $800,301.

RECLASSIFICATIONS

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Public entities will be required to apply Statement 123R in the first interim or annual reporting period that begins after June 15, 2005. The Company has not yet assessed the impact of SFAS No. 123R on its financial statements.

NOTE 3 - NOTES RECEIVABLE

On January 1, 2003, the Company entered into promissory notes receivable in the total amount of $199,500 with two former stockholders of Moneyzone.com, Inc. ("Moneyzone"), an entity that the Company merged with and into in January 2003. These notes accrue interest at a rate of 4% per annum and were payable on January 1, 2004. The notes were entered into as consideration for a contingent liability and assumed defense costs relating to Moneyzone's lease liability resulting from abandoned office space (see Note 10) and other remaining accounts payable of Moneyzone assumed in the merger. Pursuant to the terms of the notes, the amount of the notes shall be automatically adjusted to the amount of actual liability and defense costs incurred by the Company related to the litigation, and shall also be reduced by any amounts of Moneyzone's outstanding accounts payable which the Company does not actually pay within one year or which are forgiven or negotiated to lower amounts. These notes are secured by 266 shares of the Company's common stock owned by former stockholders. As the collection of the notes is not reasonably assured, the Company wrote off the entire remaining amount of $139,500 of the notes receivable during the fiscal year ended June 30, 2004 to other expense.

NOTE 3 - ESCROW RECEIVABLE

On June 22, 2005, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $800,000 principal amount 10% Callable Secured Convertible Notes and we received the gross amount of $800,000 ("June 2005 Convertible Notes"). In connection with the June 2005 Convertible Notes transaction, $337,000 was held in Escrow; $300,000 to fund a corporate marketing program for the Company and $37,000 to fund a contingent premium for key man life insurance with the Company as beneficiary. In June 2005, $300,000 was disbursed from the Escrow for corporate marketing and is reflected as prepaid expenses in the audited financial statements included herein. $37,000 remains in the Escrow.

NOTE 4 - PATENT PENDING AND F.D.A. CLEARANCES

In October 2003, the Company entered into a License Agreement of Intellectual Property with VMM, LLC (see Note 1). In consideration for the License Agreement, the Company released 2,174 previously issued shares of its common stock from escrow valued at $358,684 (or $165.00 per share, which was the fair market value of the stock on the date of the License Agreement). The term of the License Agreement was one year, although so long as the Company met certain proposed sales projections, the License Agreement would be extended for four additional one-year terms. After this period, if neither party terminated the License Agreement, it would be extended for an additional five-year term. The term of the License Agreement would become effective four months after all required regulatory clearances had been obtained for certain of the licensed products and after the licensor has obtained a manufacturer to manufacture the products in accordance with the terms of the License Agreement. The Company would begin amortizing the License Agreement at the time the required regulatory clearances were obtained and the License Agreement became effective. The Company anticipated amortizing the License Agreement over the estimated useful life of five years using a straight-line method.

In February 2004, the Company entered into a Modification to the License, the significant modifications of which were: (a) additional F.D.A. 510(k) cleared items which the Company had the right to market and sell; (b) the first year of the term of the License Agreement shall be set to commence six (6) months after
(i) the obtaining of an F.D.A. 510(k) clearance for the HIV 1 & 2 as well as all statutory waiting periods in respect of the same shall have expired with no restrictive conditions which may have a material adverse effect on marketing the HIV 1&2 product ; and (ii) VMM had obtained a manufacturer to manufacture the Products consistent with agreed upon pricing; and (c) revised sales performance goals and if such goals are not achieved, a right to extend the duration of the License Agreement upon payment to Licensor of $200,000 for each year, limited to two one (1) year extensions until sales performance goals were achieved. On June 23, 2004, we received a Notice of Assignment and Assumption Agreement by and between our Licensor, VMM, LLC ("VMM") and Insta Med Manufacturing, Inc. ("InstaMed"), whereby VMM sold, assigned and transferred all its right title and interest in the intellectual property described in the Modification Agreement.

In April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto, wherein the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached. The Company has reflected a value of $358,684 to the Drug Stop product right, title and interest, together with F.D.A. approvals, the same value originally recorded for the License.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2005:

Furniture and fixtures                                 $     17,341
Computer equipment and software                              20,307
Less: accumulated depreciation                              (17,943)
                                                       ------------

                                                       $     19,705
                                                       ============

Depreciation expense approximated $8,480 and $8,500 for the years ended June 30, 2005 and 2004, respectively.

NOTE 6 - NOTES PAYABLE

In April 2004, the Company entered into an Agreement of Sale of Assets with Xact Aid Investments, Inc. In full consideration for all the acquired assets, the Company paid $5,000 in cash at the closing and a non-interest bearing promissory note in the amount of $30,702 payable in equal monthly installments of $5,000 until paid in full, for a total purchase price of $35,702. The balance of the note was $20,702 at June 30, 2004 and $15,700 on November 15, 2004. The Company allocated all of the purchase price to inventories. On November 15, 2004, as part of the spin-off of the Company's former wholly owned subsidiary, Xact Aid, Inc. ("Xact Aid"), the Company sold the Xact Aid line of first aid products for minor injuries to Xact Aid,Inc. In full consideration for all assets, Xact Aid, Inc. agreed to (i) repay funds advanced by the Company for Xact Aid operating expenses from inception to September 30, 2004, which were repaid in November 2004 and December 2004 in the aggregate amount of $191,682; (ii) assume a promissory note issued to Xact Aid Investments in the amount of approximately $15,700 and (iii) issue 2,000,000 shares of its common stock to the Company.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Owens Note") in the amount of $107,198 payable to Timothy J. Owens ("Owens"), the former Chief Executive Officer of the Company. The Owens Note was executed for payment of accrued and unpaid compensation. The Owens Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Owens Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets. During the fiscal year ended June 30, 2005, Owens converted the entire principal balance plus all unpaid accrued interest on the Owens Note to 686,667 shares of restricted common stock of the Company.

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets. On January 5, 2005 filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note (see Note 9 - Litigation).

On December 31, 2004, the Company executed and delivered an Original Issue Discount Promissory Note in the total principal amount of $66,500 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand.

On February 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand.

On March 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

On April 30, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "De Luca Note") in the amount of $68,000 payable to Fred De Luca ("De Luca"), a consultant to and director/secretary of the Company. The De Luca Note was executed for payment of accrued and unpaid consulting fees due to De Luca. The De Luca Note bears interest at the rate of 6% per annum and is payable interest only each month commencing June 1, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the De Luca Note, the Company has pledged One Thousand (1,000) shares of common stock of Xact Aid, Inc. held by the Company. On October 15, 2004, Xact Aid assumed the $68,000 promissory note payable by the Company and secured by the assets of the Company in order to facilitate Xact Aid's anticipated spin-off from the Company.

On June 10, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Kunin Note") in the amount of $100,077 payable to Norman A. Kunin ("Kunin"), a consultant to and former Chief Financial Officer of the Company. The Kunin Note was executed for payment of accrued and unpaid compensation and expenses accumulated prior to the date that Kunin terminated employment with the Company. The Kunin Note bears interest at the rate of 6% per annum with principal and interest payable through December 31, 2004 in accordance with that certain Separation Agreement and General Release between the Company and Kunin dated June 10, 2004. To secure the performance of its obligation pursuant to the Kunin Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets. . During the fiscal year ended June 30, 2005 the Company paid $38,092 to Kunin, which reduced the outstanding principal balance of the note to $61,985. On June 30, 2005, Kunin forgave the remaining principal balance and all accrued interest on the Kunin Note. The forgiveness was recorded as other income - forgiveness of debt on the consolidated operating statement.

On January 25, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to the Esther M De Luca Family Trust. The note bears interest at the rate of 8% per annum and is payable on demand.

On February 24, 2005, the Company executed and delivered a Promissory Note in the amount of $15,000 payable to the Esther M De Luca Family Trust. The note bears interest at the rate of 8% per annum and is payable on demand.

NOTE 8 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

AUGUST 2003 CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000 (the "August 2003 Debentures"). The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined. On October 15, 2003, the holders advanced $200,000 of the remaining $1,000,000 in gross proceeds prior to the date they were required to do so. In November 2003, the Company received the remaining $800,000 in gross proceeds due at the second closing. The August 2003 Debentures are payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The August 2003 Debentures are convertible at the option of the holder into shares of the Company's common stock at $112.50 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. The August 2003 Debentures also require that, in the event that the Company loses its patent relating to NICOWater(TM), the conversion price shall thereafter equal the lesser of (A) the set price or (B) 60% of the average of the 5 closing prices for the 5 trading days immediately prior to the applicable conversion date. The holders have agreed that the set price will be fixed at $15.00 per share. The Company has registered additional shares of common stock to cover such additional conversion shares. As of June 30, 2005, a total of $1,950,000 of the August 2003 Debentures was converted into 42,250 shares of the Company's common stock.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 8,889 shares of the Company's common stock at an exercise price of $112.50 per share. On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of the warrants to purchase 8,889 shares of the Company's common stock and a warrant to purchase 1,333 shares of the Company's common stock issued as part of the commission fee in connection with the August 2003 Debentures financing (see below) from $112.50 to $15.00. In addition, the Company granted to the August 2003 Debentures purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 33 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as the Company is in compliance with their obligations under the August 2003 Debentures, the convertible debenture purchasers agreed to subordinate their security interests to a factor lien as was required for the Company to factor its accounts receivable.

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

On August 19, 2003, the Company also issued warrants to purchase 133 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debentures. The warrants had an exercise price of $112.50 per share and expire in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price from $112.50 to $15.00. The Company recorded the value of the warrant at $220,114 (under the Black-Scholes pricing model) as an issuance cost, which is included as a deferred financing cost in the accompanying consolidated balance sheet as of June 30, 2004. During the fiscal year ended June 30, 2004, the Company incurred other issuance costs totaling $237,000 and an additional $16,000 related to the issuance of the Company's common stock for finders fees (see Note 9), which were all recorded as deferred financing costs in the accompanying consolidated balance sheet. The Company is amortizing the deferred financing cost to interest expense using the straight-line method, adjusted prospectively for the reduction in the warrant value as a result of the exercise price reduction discussed above, through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

FEBRUARY 2004 CONVERTIBLE DEBENTURES

On February 13, 2004, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued convertible debentures with an original issue discount of 20% in the total principal amount of $1,000,000 (the "February 2004 Debentures"). The funds were received in two closings. The first closing, pursuant to which the Company received gross proceeds of $350,000 in financing, took place on February 13, 2004 with an additional $150,000 received on February 18, 2004. On March 12, 2004, the Company received $300,000 in gross proceeds, representing the balance of the total financing, pursuant to the registration statement registering the shares in connection with the financing being declared effective. The February 2004 Debentures have a term of two years. At any time after the original issue date, the February 2004 Debentures may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the February 2004 Debentures to be converted by the set price. The set price is defined as $15.00. The Company has reserved and registered 66,667 shares of its common stock to cover the conversion of the February 2004 Debentures. As of June 30, 2005, a total of $572,066 of the February 2004 Debentures was converted into 2,059,365 shares of the Company's common stock.

In connection with the February 2004 Debentures, the Company also issued warrants (the "February 2004 Debenture Warrants"). The February 2004 Debenture Warrants were issued at the first closing and were immediately exercisable following the first closing at an exercise price of $15.00 per share. The February 2004 Debenture Warrants expire five years from the date of issuance. By exercising the February 2004 Debenture Warrants, each holder of the February 2004 Debentures is entitled to purchase a number of shares of common stock equal to one-half of the number of shares of common stock into which the shareholder may convert the February 2004 Debentures. The Company has reserved 33,333 shares of our common stock, the number of shares that may be purchased through the exercise of the February 2004 Debenture Warrants.

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

On February 13, 2004, the Company also issued warrants to purchase 67 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debentures. The warrants have an exercise price of $15.00 per share and expire in five years. The Company recorded the value of the warrant of $2,696 (under the Black-Scholes pricing model) as an issuance cost, which is included in the deferred financing cost in the accompanying condensed consolidated balance sheet. During the fiscal year ended June 30, 2004, the Company incurred other issuance costs totaling $109,500 which were all recorded as deferred financing costs in the accompanying consolidated balance sheet. The Company is amortizing the deferred financing costs to interest expense using the straight-line method through February 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

MAY 2004 10% CALLABLE CONVERTIBLE NOTES

On May 28, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $1,000,000 principal amount 10% Callable Secured Convertible Notes ("May 2004 Callable Notes") . The Company received the first tranche in the gross amount of $400,000 in May 2004 and balance of two additional tranches in the aggregate gross amount of $600,000 in June 2004. The Company has received net proceeds from the May 2004 Callable Notes of $800,000. The remaining $200,000 has been retained by the accredited investors for interest payments due through maturity. The Company has included such amounts as prepaid expenses in the accompanying consolidated balance sheet and is amortizing such amounts to interest expense over the life of the notes. The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $12.00 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by forty percent (40%).

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

The Company has initially registered 1,111,111 shares of its common stock to cover the conversion of the May 2004 Callable Notes. As of June 30, 2005, a total of $128,196 of the May 2004 Callable Notes was converted into 6,500,145 shares of the Company's common stock.

In connection with the May 2004 Callable Notes, the Company also issued warrants to purchase 20,000 shares of the Company's common stock at an exercise price of $5.25 per share that expire five years from the date of issuance. The Company has registered 40,000 shares of its common stock to cover these warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the May 2004 Callable Notes, the Company has recorded a debt discount of $716,673. The Company is amortizing the discount using the effective interest method, adjusted prospectively for any reduction in the warrant value as a result in the exercise price reduction through May and June of 2006. The Company is immediately recording the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense and related to the detachable warrants as additional paid-in capital when the related note is converted into the Company's common stock.

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

During the fiscal year ended June 30, 2005, the Company recorded interest expense related to the amortization of the debt discount and debt issuance costs totaling $970,464. During the fiscal year ended June 30, 2005, the Company recorded additional paid-in capital related to the conversion of the debentures of $1,531,261. At June 30, 2005, the Company has remaining unamortized debt issuance costs and debt discounts of $122,955 and $1,219,329, respectively, associated with convertible debentures not yet converted.

AUGUST 2004 10% CALLABLE CONVERTIBLE NOTES

On August 12, 2004, the Company entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $500,000 principal amount 10% Callable Secured Convertible Notes ("August 2004 Callable Notes") . The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $0.84 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by fifty percent (50%).

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

The Company has registered approximately 3,333,333 shares of its common stock to cover the conversion of the August 2004 Callable Notes.

In connection with the August 2004 Callable Notes, the Company also issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $0.84 per share that expire five years from the date of issuance. The Company has reserved and registered 20,000 shares of its common stock to cover these warrants.

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

The Company incurred cash issuance costs of $120,000 which were recorded as deferred financing costs. The Company is amortizing the deferred financing costs to interest expense using the straight-line method, through August 2006 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

JUNE 2005 10% CALLABLE CONVERTIBLE NOTES

On June 22, 2005, we entered into a Securities Purchase Agreement with several accredited institutional investors for the issuance of an aggregate of $800,000 principal amount 10% Callable Secured Convertible Notes and we received the gross amount of $800,000. The 10% convertible notes are due two years from the date of issuance. The 10% convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $.017 and (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by sixty percent (60%). In connection with the issuance of the 10% convertible notes, the noteholders shall receive warrants to purchase shares of our common stock. Furthermore we entered into a Registration Rights Agreement in order to register the above-referenced securities and are required to register 200% of our common shares underlying the 10% convertible notes and the warrants.

Under the terms of the securities purchase agreements, in the event the Company breaches one or more of its covenants or representations or warranties, the Company may be obligated to pay to the investors liquidated damages equal to three percent (3%) of the outstanding notes per month, prorated for partial months, in cash or unregistered shares of common stock (issued at a price equal to the conversion price of the notes determined as of the time of payment), at the option of the investors, for such time that the breach remains uncured.

The secured convertible notes bear interest at 10% per annum and mature on two years from the date of issuance. The 10% notes are convertible at any time at the option of the holder into shares of our common stock, provided at no time may a holder of our 10% notes and its affiliates own more than 4.9% of our outstanding common stock. The conversion price of our common stock used in calculating the number of shares issuable upon conversion of the 10% convertible notes, is the lesser of (i) Sixty percent of the average of the lowest three intra-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.017.

We are be obligated to pay a penalty of $2,000 per day to the investors if we fail to deliver the shares of our common stock issuable upon a conversion of the convertible notes within two business days following the receipt of the investors' notice of conversion.

The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the convertible notes to be converted by the conversion price.

The convertible notes are secured by a security agreement and an intellectual property security agreement under which we pledged substantially all of our assets, including our goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

The warrants purchased by the investors pursuant to the June 22, 2005 securities purchase agreement entitle the investors to purchase 47,058,824 shares of our common stock at an exercise price equal to $0.0170 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or our recapitalization. The exercise price of the warrants is also subject to reduction if we issue shares of our common stock on any rights, options or warrants to purchase shares of our common stock at a price less than the market price of our shares as quoted on the OTC Bulletin Board.

NOTE 9 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the fiscal year ended June 30, 2004, the Company:

(i) issued 24,060 shares for services under the 2003 Plan, valued at $719,298, (or an average price of $30.00 per share, which were recorded at the fair value on the dates of issuance), of which $646,025 was recorded as general and administrative expense in the accompanying consolidated statements of operations based on the related services provided. The remaining balance of $73,273 will be recorded during fiscal 2005 as the services are provided;

(ii) issued 129,174 shares of the Company's previously registered common stock, pursuant to the conversion of $2,415,643 of convertible notes payable. In connection with the conversions, the Company has recorded the unamortized deferred financing costs, beneficial conversion features and warrant value to additional paid-in capital upon conversion, which totaled $1,275,846 for fiscal 2004;

(iii) issued 1,000 shares of its restricted common stock, valued at $315,000 (based on the fair value on the date of grant) to one of its shareholders in full payment of a non-interest bearing demand promissory note of $112,500 dated July 25, 2003. Based on the estimated fair value of the stock issued, the Company recognized interest expense of $202,500 in the accompanying consolidated statements of operations;

(iv) issued 885 shares of the Company's common stock under the 2003 Plan, valued at $167,070 (or an average price of $189.00 per share, which is the fair market value of the stock on the date of issuances), for settlement of accounts payable. The Company recorded a loss on settlement of accounts payable of $46,562 in other expense in the accompanying consolidated statement of operations;

(v) sold 667 shares of restricted common stock for $225.00 per share for which the Company received cash proceeds of $150,000;

(vi) issued 688 shares of common stock related to an anti-dilution provision to certain investors. Such shares represent the maximum number of shares required to be issued by the Company under the provisions of the related agreements;

(vii) issued 67 shares valued at $16,000 as finders fees, which has been recorded as deferred financing costs (see Note 9);

(viii) issued 8,889 shares for cash proceeds of $133,333 upon the exercise of warrants;

(ix) issued 37,712 shares of common stock valued at $155,767 to former employees for services rendered;

(x) issued 2,174 shares of common stock out of escrow valued at $358,684 for a license (see Note 4); and

(xi) amortized all prepaid consulting expenses of $428,957 as the related service periods were completed.

During the fiscal year ended June 30, 2005, the Company:

(i) issued 6,479,563 shares of the Company's previously registered common stock, pursuant to the conversion of $110,529 of convertible notes payable. In connection with the conversions, the Company has recorded the unamortized deferred financing costs, beneficial conversion features and warrant value to additional paid-in capital upon conversion, which totaled $104,049 for fiscal 2005;

(ii) issued 2,290,216 shares of the Company's previously registered common stock, pursuant to the conversion of $120,199 of convertible notes payable. In connection with the conversions, the Company has recorded the unamortized deferred financing costs, beneficial conversion features and warrant value to additional paid-in capital upon conversion, which totaled $117,901 for fiscal 2005;

(iii) issued 650,000 shares of the Company's common stock for consulting services valued at $11,300 (or an average $0.02 per share, which was the estimated fair market value of the common stock on the date the shares were issued);

(iv) issued 66,667 shares the Company's common stock as a reduction of accrued salary payable valued at $7,198 to a former executive (or $0.12 per share, which was the estimated fair market value of the common stock on the date the shares were issued);

(v) issued 13,333 shares of the Company's common stock under the 2003 Plan, valued at $11,400 (or a price of $0.86 per share, which is the fair market value of the stock on the date of issuances), for services;

(vi) issued 400,000 shares of the Company's common stock under the 2003 Plan, valued at $18,800 (or a price of $0.05 per share, which is the fair market value of the stock on the date of issuances), for services;

(vii) issued 100,,000 shares of the Company's common stock under the 2003 Plan, valued at $3,300 (or a price of $0.03 per share, which is the fair market value of the stock on the date of issuances), for services;

(viii) issued 452,250 shares of the Company's common stock as a reduction of accounts payable in the amount of $27,225 (or an average $0.06 per share, which was the estimated fair market value of the common stock on the date the shares were issued);

(ix) issued 158,334 shares of the Company's common stock as additional compensation valued at $63,333 and a reduction of accrued salary payable valued at $95,000 to a former executive (or $1.05 per share, which was the estimated fair market value of the common stock on the date the shares were issued);

(x) issued 600,000 shares of the Company's common stock as a reduction of accrued salary payable valued at $72,802 to a former executive (or $0.12 per share, which was the estimated fair market value of the common stock on the date the shares were issued);

(xi) issued 1,000,000 shares of the Company's restricted common stock to an executive in connection with his initial employment. The Company recorded salary expense of $75,000 (or $0.12 per share, which was the fair market value of its common stock on the date the shares were issued.

STOCK OPTIONS

The Company has a stock option plan (the "2000 Plan"), as amended, that authorized the issuance of either incentive stock options (which can only be granted to employees) and non-qualified stock options, pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2000 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options.

On April 21, 2003, the Company adopted an incentive equity stock plan (the "2003 Plan") that allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but no longer than a ten-year term. Under the 2003 Plan, the exercise price shall not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under both plans available for grant at June 30, 2005 was 256,137.

The Company has no options granted during the years ended June 30, 2004 and June 30, 2005 and has no options outstanding as of June 30, 2005.

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

During the fiscal year ended June 30, 2004, the Company:

(i) issued a warrant to purchase 667 shares of the Company's common stock at $750.00 per share to a third party. The warrant expires in 5 years and vests immediately. The common stock purchase warrant agreement also included a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $3,000.00 per share for the first 333 shares and (ii) $4,500.00 per share for the remaining 334, which right expired on July 9, 2004.

(ii) issued a warrant to purchase 500 restricted shares of the Company's common stock at $360.00 per share (the fair market value of the stock on the date of grant) to one of its former officers in connection with his employment agreement and recorded $0 of compensation expense under APB 25 as the warrant had an exercise price equal to the market value of the underlying common stock on the date of grant.

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the August 2003 Debenture (see Note 8), warrants to purchase 8,889 shares of the Company's common stock at $112.50 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see
Note 8). On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of these warrants from $112.50 to $15.00 (see Note 8). As of June 30, 2005, all of these warrants have been exercised for total proceeds of $133,333.

(iv) issued a warrant to purchase 133 shares of the Company's common stock as part of the commission fee in connection with the August 2003 Debenture (see
Note 8). The warrant had an exercise price of $112.50 per share and expires in five years. On October 15, 2003 as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of this warrant from $112.50 to $15.00. The Company recorded the revised warrant value of $220,114, using the Black-Scholes option pricing model, as a debt issuance cost (see Note 8).

(v) issued, pursuant to the Securities and Purchase Agreement and in connection with the February 2004 Debenture (see Note 8), warrants to purchase 33,333 shares of the Company's common stock at $15.00 per share, expiring in five years. The fair value of the warrants was recorded as a debt discount (see Note
8).

(vi) issued a warrant to purchase 67 shares of the Company's common stock as part of the commission fee in connection with the February 2004 Debenture (see
Note 8). The warrant has an exercise price of $15.00 per share and expires in five years. The Company recorded the warrant value of $2,696 ,using the Black-Scholes option pricing model, as a debt issuance cost (see Note 8).

(vii) issued, pursuant to the Securities and Purchase Agreement and in connection with the May 2004 Callable Notes (see Note 8), warrants to purchase 20,000 shares of the Company's common stock at $5.25 per share. The warrants expire five years from the date of issuance and are subject to exercise price adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock on any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board. The Company recorded the warrant value of $50,006, using the Black Scholes option pricing model, as a debt discount (see Note 8).

(viii) issued a warrant to purchase 6,667 restricted shares of the Company's common stock at $4.50 per share (in excess of the fair market value of the stock on the date of grant) to one of its former executive officers in connection with a consulting agreement for the period from June 2004 through June 2007. The warrants vest over the term of the agreement, have a total value of $15,000 (based on the Black Scholes option pricing model) and expire in June 2009. The related consulting expense for fiscal 2004 was insignificant.

Certain common stock purchase warrant agreements with certain investors included a right by the Company to call any or all shares of the common stock issued under warrant agreement from the warrant holder for (i) $3,000.00 per share for the first 633 shares and (ii) $4,500.00 per share for the remaining 634 shares, which right expired on June 9, 2004.

During the fiscal year ended June 30, 2005, the Company:

(i) issued a warrant to purchase 6,667 restricted shares of the Company's common stock at $4.50 per share (in excess of the fair market value of the stock on the date of grant) to one of its officers in connection with a consulting agreement for the period from June 2004 through June 2007. The warrants vest over the term of the agreement, have a total value of $15,000 (based on the Black Scholes option pricing model) and expired in June 2009. The related consulting expense for fiscal 2005 was insignificant.

(ii) issued, pursuant to the Securities and Purchase Agreement and in connection with the August 2004 Callable Notes (see Note 8), warrants to purchase 10,000 shares of the Company's common stock at $0.84 per share. The warrants expire five years from the date of issuance and are subject to exercise price adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock on any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board. The Company recorded the warrant value of $50,006 using the Black Scholes option pricing model, as a debt discount (see Note 8).

(iii) issued, pursuant to the Securities and Purchase Agreement and in connection with the June 2005 Callable Notes (see Note 8), warrants to purchase 6,000,000 shares of the Company's common stock at $0.025 per share. The warrants expire five years from the date of issuance and are subject to exercise price adjustments upon the occurrence of certain events, including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock on any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board. The Company recorded the warrant value of $118,685 using the Black Scholes option pricing model, as a debt discount (see Note 8).

The following represents a summary of the warrants outstanding for the years ended June 30, 2005 and 2004:

                                                          Weighted Average
                                                           Exercise Price
                                     Number of Warrants       Per Share
                                     ------------------   -----------------
Outstanding at June 30, 2003                 4,347            $   430.50

    Granted                                 70,256                 16.50
    Exercised                               (8,889)                (1.50)
    Forfeited/Cancelled                     (1,747)              (249.00)
                                        ----------            ----------
Outstanding at June 30, 2004                63,967                 40.50

    Granted                              8,315,995                  0.40
    Exercised                           (2,297,582)                 (.05)
    Forfeited/Cancelled                         --                 (1.66)
                                        ----------            ----------
Outstanding at June 30, 2005             6,082,380            $     0.53
                                        ==========            ==========
Exercisable at June 30, 2005             6,082,380            $     0.53
                                        ==========            ==========

The following summarizes information about warrants outstanding at June 30, 2005

                                        Warrants Outstanding                           Warrants Exercisable
                        ------------------------------------------------------    -------------------------------
                                              Weighted
                                               Average            Weighted                           Weighted
                          Number of           Remaining           Average          Number of          Average
     Range of               Shares           Contractual          Exercise           Shares          Exercise
 Exercise Prices         Outstanding        Life (Years)           Price          Exercisable          Price
-------------------     ---------------    ----------------    ---------------    -------------    --------------
    $0.025-$0.84           6,010,000            4.9             $     0.03          6,010,000      $      0.03
     $4.50-$15.00             67,273            3.8             $     9.94             67,273      $      9.94
 $112.50-$1,125.00             5,107            3.0             $   466.77              5,107      $    466.77
                        ------------                            ----------        -----------      -----------
                           6,082,380                            $     0.53          6,082,380      $      0.53
                        ============                            ==========        ===========      ===========

The fair value of each warrant granted during the year ended June 30, 2004 to consultants is estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 227 percent (iii) weighted average risk free interest rate of approximately 2.00 percent, and (iv) average expected life of 1 year.

The fair value of warrants granted during the year ended June 30, 2005 to consultants and employees totaling 6,667 warrants is zero ( the share price being in excess of the fair market value of the stock on the date of grant) and were valued in accordance with SFAS 123.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

The Company vacated its office facility at 5655 Lindero Canyon Road in July 2005. The Company leased that facility ("Prior Lease") under an operating lease agreement expiring June 30, 2009. Under the lease, the Company pays $5,950 per month through June 30, 2005, $6,110 per month through June 30, 2006, $6,271 per month through June 30, 2007, $6,432 per month through June 30, 2008 and $6,593 per month through June 30, 2009. The total amount of rent paid during the year ended June 30, 2005 and 2004 was $72,230 and $100,548, respectively.

The Prior Lease lessor sought only possession of the Prior Lease premises and on or about July 15, 2005 the Company moved to its new premises and vacated possession of the Prior Lease premises. The Company's contingent lease obligation under the Prior Lease would have been $304,872.

The Company entered into a new operating lease agreement at its current facility at 143 Triunfo Canyon Road on July 1, 2005 expiring June 30, 2007 ("Current Lease"). Under the Current Lease, the Company pays $2,745 per month through June 30, 2006 and $2,855 per month through June 30, 2007.

The future minimum annual lease payments under the Current Lease at June 30, 2005 are as follows:

Years Ending

          June 30,
-----------------------------

           2006                             $        32,940
           2007                                      34,260
                                             -----------------
                                             $       67,200
                                             =================

EMPLOYMENT AGREEMENT

Effective September 24, 2004, the Company entered into an employment agreement with Edward W. Withrow III, employing Mr. Withrow as Chief Executive Officer. The agreement expires on October 1, 2007 and provides for a base annual salary in the amount of $198,000, with annual increases not to exceed 10% as determined by the Board of Directors. The agreement provides for a signing bonus of $75,000 payable in cash in four quarterly payments commencing January 1, 2005, and the issuance of 1,000,000 shares of the Company's common stock, which had a fair market value on the date of issuance of $75,000. The agreement also provides for a performance cash bonus based upon meeting certain sales goals and per-share common stock prices for the Company. At the discretion of the Board of Directors, Mr. Withrow could be entitled to Incentive Stock Options pursuant to the Company's qualified Incentive Stock Option Plan.

On July 8, 2005, the employment agreement entered into between the Company and Edward W. Withrow III on September 24, 2004 was terminated upon mutual consent of both parties. On July 9, 2005 the Company entered into a consulting agreement with Huntington Chase LLC, a limited liability company in which Mr. Withrow is the sole member and the managing member ("Consultant"), to retain the exclusive services of Mr. Withrow as Chief Executive Officer, President and Acting Chief Financial Officer of the Company (the "Executive Consulting Agreement"). The Executive Consulting Agreement, effective July 8, 2005, expires on October 1, 2007 and provides for a base annual fee in the amount of $96,000 and the issuance, within ten days following the date of effectiveness, of 3,800,000 restricted shares of the Company's common stock, which had a fair market value on the date of issuance of $76,000. The agreement also provides for a performance cash bonus based upon meeting certain sales goals and per-share common stock prices for the Company. At the discretion of the Board of Directors, Consultant could be entitled to Incentive Stock Options pursuant to the Company's qualified Incentive Stock Option Plan.
(see Note 13-Subsequent Events)

LITIGATION

On November 15, 2002, Fidelity Mortgage, Inc. ("Fidelity") filed a lawsuit against the Company alleging that the Company breached a sublease with Fidelity. The alledged breach occurred prior to the January 2003 Merger with Moneyzone (see Item 1. - Corporate History). Fidelity is seeking $156,400 in damages plus interest, costs and attorneys' fees. The Company is in the process of defending this litigation and has recorded a liability of $156,400 in the accompanying audited consolidated balance sheet. There has been no activity or actions filed by the plaintiff since the Merger with Moneyzone.

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously. The Court has ordered the parties to participate in a mediation and to return for a Post-Mediation Status conference on October 28, 2005.

On August 4, 2005, Bristol Investment Fund, Ltd. filed a summons with notice to appear against us for breach of contract. The relief sought is liquidated and compensatory damages. The Company has tendered the sum of $80,000 to Bristol Investment Fund, Ltd in payment of the outstanding principal balance due on the note in the amount of $60,086 plus accrued interest and penalties. The Company has retained counsel to respond to the Summons. The Company anticipates resolving the matter and does not consider this as having a material adverse effect on the operations of the Company.

We are, from time to time, involved in various other legal and related proceedings which arise in the ordinary course of operating our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the consolidated financial position or results of operations of the Company.

LOSS ON PATENT ARBITRATION

On April 7, 2002, the Company entered into an agreement relating to the formulation of nicotine water-based products. The agreement was effective upon the execution and delivery of the assignment of patent. The assignment of patent was executed and delivered on June 26, 2002. In May 2003, Mr. Marshall Anluaf Thompson, owner of the NICO Patent, alleged that he was entitled to terminate the assignment of the NICO Patent based upon the Company's failure to meet certain conditions required by the assignment agreement, including performance conditions. The dispute was heard by a panel of arbitrators who, on January 8, 2004, concluded that Mr. Thompson was entitled to terminate the assignment agreement. Immediately following the decision, the Company stopped marketing NICOWater(TM). Due to the Company's loss of the NICO Patent and the Company's subsequent decision to stop marketing NICOWater(TM), the Company's product NICOWater(TM) could no longer be sold and the Company incurred the following costs in connection with the patent arbitration, which are reflected as loss on patent arbitration in the accompanying consolidated statement of operations for the year ended June 30, 2004:

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

NOTE 11 - RELATED PARTY TRANSACTIONS

On April 30, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "De Luca Note") in the amount of $68,000 payable to Fred De Luca ("De Luca"), a consultant to and director/secretary of the Company. The De Luca Note was executed for payment of accrued and unpaid consulting fees due to De Luca. The De Luca Note bears interest at the rate of 6% per annum and is payable interest only each month commencing June 1, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the De Luca Note, the Company has pledged One Thousand (1,000) shares of common stock of Xact Aid, Inc. held by the Company. On October 15, 2004, Xact Aid assumed the $68,000 promissory note payable by the Company and secured by the assets of the Company in order to facilitate Xact Aid's anticipated spin-off from the Company.

On June 10, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Kunin Note") in the amount of $100,077 payable to Norman A. Kunin ("Kunin"), a consultant to and former Chief Financial Officer of the Company. The Kunin Note was executed for payment of accrued and unpaid compensation and expenses accumulated prior to the date that Kunin left the employ of the Company. The Kunin Note bears interest at the rate of 6% per annum with principal and interest payable through December 2004 in accordance with that certain Separation Agreement and General Release between the Company and Kunin dated June 10, 2004. To secure the performance of its obligation pursuant to the Kunin Note, the Company has granted a security interest in the Company's equipment, accounts receivable, inventory and fixed assets. During the fiscal year ended June 30, 2005 the Company paid $38,092 to Kunin, which reduced the outstanding principal balance of the note to $61,985. On June 30, 2005, Kunin forgave the remaining principal balance and all accrued interest on the Kunin Note.

Interest expense on the related party notes payable was insignificant for the year ended June 30, 2005.

See Note 9 for a description of all equity instruments issued to employees and other related parties.

NOTE 12 - INCOME TAXES

No current provision for federal income taxes is required for the year ended June 30, 2005 and 2004, since the Company incurred net operating losses through June 30, 2005.

The tax effect of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2005 are presented below:

Deferred tax asset:
     Net operating loss carryforward                 $    6,787,987
     Equity compensation                                    175,013
     Reserves and accruals                                   37,000
                                                     ----------------
                                                          7,000,000

Less valuation allowance                                 (7,000,000)
                                                     ----------------

Net deferred tax asset                               $           --
                                                     ================

The valuation allowance increased by $660,000and $2,552,000 during the years ended June 30, 2005 and 2004, respectively.

The provision for income taxes for the years ended June 30, 2005 and 2004 differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income before income taxes primarily as a result of state income taxes and changes in the valuation allowance.

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $20,000,000 available to offset future taxable federal and state income. The federal and state carryforward amounts expire in varying amounts through 2025 and 2012, respectively.

NOTE 13 - BASIC AND DILUTED LOSS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations for the years ended June 30, 2005 and 2004:

                                                                      2005                  2004
                                                                 ---------------      ---------------
Numerator for basic and diluted loss per
  common share - net loss before loss from
  discontinued operations                                        $    (2,817,226)     $    (7,092,212)
Loss from discontinued operations                                       (800,301)            ( 68,093)
                                                                 ---------------      ---------------
Net loss                                                         $    (3,617,527)     $    (7,161,005)
                                                                 ===============      ===============
Denominator for basic and diluted loss per
  common share - weighted average shares                               5,527,547               70,067
                                                                 ===============      ===============

Per share - basic and diluted:
Loss per common share before loss from discontinued operations   $         (0.51)     $       (101.23)
Loss from discontinued operations                                          (0.14)               (0.97)
                                                                 ---------------      ---------------
Net loss                                                         $         (0.65)     $       (102.20)
                                                                 ===============      ===============

NOTE 14 - SUBSEQUENT EVENTS (UNAUDITED)

AUGUST 2005 CONVERTIBLE DEBENTURE

In July 2005, the Company's Board of Directors and the holders of a majority of the outstanding shares of Common Stock authorized and approved by written consent an amendment to the Company's Certificate of Incorporation decreasing the authorized amount of common stock from 5,000,000,000 shares to 2,000,000,000 shares. Form PRE 14c was filed with the Securities and Exchange Commission on August 26, 2005. The Company intends to mail copies of the Information Statement to its shareholders upon the approval of the Securities and Exchange Commission and, after the prescribed waiting period, file the Amendment to its Certificate of Incorporation with the State of Delaware

In August 2005, the Company entered into a Securities Purchase Agreement with an accredited institutional investor for the issuance of a $50,000 principal amount 6% convertible debenture with an original issue discount of 20%. The debenture is due February 2006. The debenture is convertible at the option of the holder into the Company's shares of common stock at a fixed conversion price of $0.01 per share and bears the same terms and conditions as the February 2004 Convertible Debentures. As of August 24, 2005, the entire $50,000 in principal amount remains outstanding.

SEPTEMBER 2005 ORIGINAL ISSUE DISCOUNT CONVERTIBLE DEBENTURE

In September 2005, the Company entered into a Subscription Agreement with several accredited institutional investors pursuant to which the Company issued a convertible debenture with an original issue discount of 20% in the total principal amount of $750,000 (the "September 2005 Convertible Debenture"). Gross proceeds of $750,000 were received at the closing on September 15, 2005, of which $150,000 was retained in an escrow account pending disbursement for corporate marketing expenses. The September 2005 Convertible Debenture has a term of two years. At any time after the original issue date, the September 2005 Convertible Debenture may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is equal to the lessor of (i) $0.07, or (ii) 65% of the average of the three lowest intra-day trading prices of the Company's common stock as reported by Bloomberg L.P. for the twenty trading days preceding a conversion date. The Company has reserved and will register approximately 55,384,614 shares of its common stock to cover the conversion of the September 2005 Convertible Debenture.

In connection with the September 2005 Convertible Debenture, the Company also issued warrants (the " September 2005 Convertible Debenture Warrants"). The September 2005 Convertible Debenture Warrants will be issued at each closing date and are immediately exercisable following the date of the closing at an exercise price equal to the lessor of (i) $0.07, or (ii) 65% of the average of the three lowest intra-day trading prices of the Company's common stock as reported by Bloomberg L.P. for the twenty trading days preceding a conversion date. The September 2005 Convertible Debenture Warrants expire five years from the date of issuance. Two September 2005 Convertible Debenture Warrants will be issued for each One Dollar of September 2005 Convertible Debenture principal amount. The Company has reserved and will register 1,800,000 shares of its common stock, the number of shares that may be purchased through the exercise of the September 2005 Convertible Debenture Warrants.

In connection with the issuance of detachable warrants and the beneficial conversion feature of the September 2005 Convertible Debenture, the Company will record a debt discount which the Company will amortize using the effective interest method through September 2007. The Company is immediately recording the corresponding unamortized debt discount related to beneficial conversion feature as interest expense and related to detachable warrants as additional paid-in capital when the related debenture is converted into the Company's common stock.

In September 2005, the Company also issued 500,000 restricted shares of the Company's common stock as a due diligence fee in connection with the September 2005 Convertible Debenture. The Company is amortizing the deferred financing costs to interest expense using the straight-line method through September 2007 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

COMMON STOCK AND WARRANTS

Subsequent to fiscal year ended June 30, 2005, the Company;

issued 12,476,482 shares of its previously registered common stock in connection with the conversion of $174,552 of convertible debenture and convertible note debt;

issued 3,800,000 shares of its restricted common ctock to its Chief Executive Officer in connection with an employment agreement. The common stock was valued at approximately $76,000 (based on the fair value on the date of grant) and was recorded by the Company as executive compensation;

issued 1,600,000 shares of its restricted common stock to its Secretary and Director in connection with a consulting agreement. The common stock was valued at approximately $32,000 (based on the fair value on the date of grant) and was recorded by the Company as consulting expense;

issued 10,000,000 shares of its restricted common stock to a consultant and related party in connection with a consulting agreement. The common stock was valued, in the aggregate, at approximately $200,000 (based on the fair value on the date of the grants) and was recorded by the Company as consulting expense;

issued 1,300,000 shares of its restricted common stock to a consultant and related party in connection with a consulting agreement. The common stock was valued, in the aggregate, at approximately $26,000 (based on the fair value on the date of the grants) and was recorded by the Company as consulting expense;

issued 3,300,000 shares of its restricted common stock to two consultants in connection with their consulting agreements. The common stock was valued, in the aggregate, at approximately $66,000 (based on the fair value on the date of the grants) and was recorded by the Company as consulting expens;

issued warrants to purchase 5,000,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to a consultant of the Company in connection with a consulting agreement to provide chief executive officer services, and will value such warrant in accordance with SFAS 123 (see Note 13-Subsequent Events-Executive Consulting Agreement);

issued warrants to purchase 1,500,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to a consultant and one of the directors of the Company in connection with a consulting agreement, and will value such warrant in accordance with SFAS 123;

issued warrants to purchase 1,500,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to a consultant and related party in connection with a consulting agreement, and will value such warrant in accordance with SFAS 123;

issued warrants to purchase 750,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to two consultants in connection with consulting agreements, and will value such warrant in accordance with SFAS 123.

issued warrants to purchase 250,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to an employee, and will value such warrant in accordance with SFAS 123.

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

The Former Accountant furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

                           Our officers and directors are:

NAME                              AGE                  TITLE

Edward W. Withrow III              41                  Chief Executive Officer,
                                                       President, Acting Chief
                                                       Financial Officer and
                                                       Director

Fred De Luca                       74                  Director and Secretary

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

CODE OF ETHICS

For the year ended June 30, 2005, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2005.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company intends to identify independent audit committee members, including a financial expert to serve on our audit committee and we expect this process to continue through 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation, including incentive stock option plan and non-plan compensation awarded to, earned by or paid to the CEO, President and CFO for all services rendered in all capacities to us for each of its last three completed fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                        AWARDS                              PAYOUTS
                                ------------------------------------------------------------------------------------------
                                                                           Value of
                                                            Other          Restricted                            All Other
                                                            Annual         Stock        Securities     LTIP      Compen-
Name and Principal              Salary       Bonus          Compensation   Awards       Underlying     Payout    sation
                                                                           Granted by
                                                                           Board of
                                                                           Directors
Position                 Year                                               ($)        Options/SARs     ($)        ($)
Timothy J. Owens         2005     88,970                                   66,250         --            --         --
-
Chief Executive          2004    347,538(7)     --             --          --             --            --         --
Officer (1)              2003     16,750(4)  100,000(5)(7)  177,500(6)     --             853           --         --

Steven Reder             2005     70,715
President(2)             2004    347,538(8)     --             --          --             --            --         --
                         2003     16,750(4)  100,000(8)(5)  177,500(6)     --             853           --         --

Norman A. Kunin,         2004    251,538(9)   75,000(9)        --          --             500           --         --
Chief Financial
Officer (3)

Edward W. Withrow III    2005    144,685        --             --          125,000        --
Chief Executive
Officer, President,
Acting Chief Financial
Officer(10)

Note 1 - Resigned in September 2004
Note 2 - Terminated in September 2004
Note 3 - Resigned in June 2004
Note 4 - These salaries were accrued and unpaid for the period June 9 through June 30, 2003.
Note 5 - These bonuses were accrued pursuant to employment agreements dated June 9, 2003.
Note 6 - Represent total amounts due to these executive officers pursuant to consulting agreements that pre-dated their employment. Cash payments made to Timothy J. Owens for 2003 were $162,500. Cash payments made to Steven Reder for 2003 were $162,500
Note 7 - Of this gross salary, $241,859 was paid in cash and $100,000 was paid in common stock of the Company.
Note 8 - Of this gross salary, $239,538 was paid in cash and $108,000 was paid in common stock.
Note 9 - Of this gross salary, $198,961 was paid in cash and $20,000 was paid in common stock of the Company; of the $75,000 bonus, $25,000 was paid in cash and the balance was accrued.
Note 10 - Employment commenced September 2004

STOCK OPTIONS

The following tables set forth certain information concerning the granting and exercising of stock options during the last completed fiscal year by the named executive officers and the fiscal year-end value of unexercised options for the named executive officers on an aggregated basis:

                              Number of
                             Securities           % of Total
                             Underlying      Options/SARs Granted
                            Options/SARs        to Employees in
Name                         Granted (#)          Fiscal Year       Exercise Price ($/sh)     Expiration Date
---------------------------------------------------------------------------------------------------------------
None
---------------------------------------------------------------------------------------------------------------


Aggregated Option/SAR Exercises in Last Fiscal Year And FY-End Option/SAR Values(1)

                                                                                                 Value of
                                                                          Number of            Unexercised
                                                                         Unexercised          In-the-Money
                                                                        Options/SARs          Options/SARs
                                                                        at FY-End (#)       at FY-End ($)(2)
                            Shares Acquired     Value Realized(1)      Unexercisable/        Unexercisable/
Name                        on Exercise (#)            ($)               Exercisable           Exercisable
----------------------------------------------------------------------------------------------------------------
Edward W. Withrow III             -0-                  -0-                   0/0                  $0/$0

Timothy J. Owens                  -0-                  -0-                   0/853                $0/$0

Steven Reder                      -0-                  -0-                   0/853                $0/$0

Norman A. Kunin                   -0-                  -0-                   0/500                $0/$0
----------------------------------------------------------------------------------------------------------------

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

EMPLOYMENT CONTRACTS

Effective September 27, 2004, the Company entered into an employment agreement with Edward W. Withrow III, employing Mr. Withrow as Chief Executive Officer. The agreement expires on October 1, 2007 and provides for a base annual salary in the amount of $198,000, with annual increases not to exceed 10% as determined by the Board of Directors. The agreement provides for a signing bonus of $75,000 payable in cash in four quarterly payments commencing January 1, 2005, and the issuance of 1,000,000 shares of the Company's common stock, which had a fair market value on the date of issuance of $75,000. The agreement also provides for a performance cash bonus based upon meeting certain sales goals and per-share common stock prices for the Company. At the discretion of the Board of Directors, Mr. Withrow could be entitled to Incentive Stock Options pursuant to the Company's qualified Incentive Stock Option Plan.

On July 8, 2005, the employment agreement entered into between the Company and Edward W. Withrow III on September 24, 2004 (see Note 9-Employment Agreement) was terminated upon mutual consent of both parties. On July 9, 2005 the Company entered into a consulting agreement with Huntington Chase LLC, a limited liability company in which Mr. Withrow is the sole member and the managing member ("Consultant"), to retain the exclusive services of Mr. Withrow as Chief Executive Officer, President and Acting Chief Financial Officer of the Company (the "Executive Consulting Agreement"). The Executive Consulting Agreement, effective July 8, 2005, expires on October 1, 2007 and provides for a base annual fee in the amount of $96,000 and the issuance, within ten days following the date of effectiveness, of 3,800,000 restricted shares of the Company's common stock, which had a fair market value on the date of issuance of $76,000. The agreement also provides for a performance cash bonus based upon meeting certain sales goals and per-share common stock prices for the Company. At the discretion of the Board of Directors, Consultant could be entitled to Incentive Stock Options pursuant to the Company's qualified Incentive Stock Option Plan. (see Notes To Financial Statements - Note 13 - Subsequent Events)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 10, 2005 as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group. The term "executive officer" is defined as the Chief Executive Officer, President and the Chief Financial Officer. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

----------------------------------------------------------------------------------------------
                                                                  Number of      Percentage
                                                                    Shares        Ownership
  Title of Class of                                              Beneficially
       Security                  Name and Address(1)               Owned
----------------------------------------------------------------------------------------------
Common Stock           Edward W. Withrow III (1)(7)(8)             11,192,238(3)        24.2%
Common Stock           Fred DeLuca(1)(6)(7)                         3,202,267(4)         6.9%
Common Stock           Norman Kunin(1)(6)                           3,166,336(5)         6.8%
Common Stock           Charles Miseroy(2)(9)                       10,000,000           21.6%

                       All Officers and Directors (6 persons)      14,394,505           31.1%
----------------------------------------------------------------------------------------------

(1) The address for Mr. Withrow, Mr. DeLuca and Mr. Kunin is c/o Addison-Davis Diagnostics, Inc., 143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91361.
(2) The address for Mr. Miseroy is 12318 Foxcroft Place, Granada Hills CA 91344
(3) Includes 3,325 shares issued to Warren Withrow, Mr. Withrow's brother and 5,000,000 shares deemed beneficially owned by Edward W. Withrow III by virtue of his right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. These shares represent warrants granted to Huntington Chase LLC, a limited liability company in which Mr. Withrow is the sole member and managing member.
(4) Includes 1,330 shares issued to SAGS-3 LLC, a limited liability company in which Mr. De Luca is the sole member and managing member and 1,500,000 shares deemed beneficially owned by Mr. DeLuca by virtue of his right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. The 1,500,000 shares represent warrants granted to Mr. DeLuca for consulting services.
(5) Includes 1,500,000 shares deemed beneficially owned by Mr. Kunin by virtue of his right to acquire them within 60 days of the date of this Annual Report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. The 1,500,000 shares represent warrants granted to Mr. Kunin for consulting services.
(6) 5% Shareholder.
(7) Director
(8) Executive Officer
(9) 10% Shareholder

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 9, 2005, in connection with the spin-off of Xact Aid, Inc., the Company distributed all 2,001,000 shares of its outstanding common stock that we owned to our shareholders (along with a copy of the Xact Aid prospectus). Xact Aid, Inc. filed a registration statement with the Securities and Exchange Commission, which was declared effective on April 18, 2005, registering all 2,001,000 shares of Xact Aid common stock owned by the Company. In addition, Xact Aid has filed an application on Form 211 with the NASD to have the 2,001,000 shares traded on the Over-The-Counter-Bulletin Board.

In the fiscal year ended June 30, 2005, we issued to the following parties an aggregate of 2,588,888 shares of our Common Stock in connection with consulting services and/or employment agreements having a total value of $140,000:

Name                                Description                                 No. of Shares    $ Value
--------------------------------------------------------------------------------------------------------
Edward W. Withrow III               Executive Officer/Director/5% Shareholder   2,388,888       $125,000
Fred De Luca                        Director/5% shareholder                       100,000       $  7,500
Norman A. Kunin                     5% Shareholder                                100,000       $  7,500

ITEM 13. EXHIBITS

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

10.19 6% Convertible Debenture entered into by the registrant and various holders on February 12, 2004, incorporated by reference to our Quarterly Report on Form 10-QSB (File No. 000-25022) filed on February 17, 2004.

10.20 Securities Purchase Agreement for 10% Convertible Debentures entered into by the registrant and various holders on May 28, 2004, incorporated by reference to our registration statement on Form SB-2 dated as of June 11, 2004.

10.21 Registration Rights for 10% Convertible Debentures entered into by the registrant and various holders on May 28, 2004 incorporated by reference to our registration statement on Form SB-2 dated as of June 11, 2004.

10.22 Warrants for 10% Convertible Debentures entered into by the registrant and various holders on May 28, 2004 incorporated by reference to our registration statement on Form SB-2 dated as of June 11, 2004.

10.23 Intellectual property security agreement dated as of May 28, 2004 incorporated by reference to our registration statement on Form SB-2 dated as of June 11, 2004.

10.24 Security Agreement dated as of May 28, 2004 incorporated by reference to our registration statement on Form SB-2 dated as of June 11, 2004.

10.25 Callable Secured Convertible Note, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.26 Guaranty and Pledge Agreement, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.27 Security Purchase Agreement dated in June 2005, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.28 Security Agreement dated in June 2005, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.29 Stock Purchase Warrant - AJW Qualify Partners,LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.30 Stock Purchase Warrant - AJW Partners,LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005..

10.31 Stock Purchase Warrant - New Millenium Capital Partners II, LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.32 Stock Purchase Warrant - AJW Offshore, Ltd, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.33 Registration Rights Agreement dated in June 2005, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.34 Callable Secured Convertible Note - AJW Qualified Partners, LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.35 Callable Secured Convertible Note - AJW Partners, LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.36 Callable Secured Convertible Note - New Millenium Capital Partners II, LLC, incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

10.37 Callable Secured Convertible Note - AJW Offshore, Ltd., incorporated by reference to our registration statement on Form SB-2 dated as of July 21, 2005.

21 Subsidiaries of the registrant, filed herewith.

22.1 Information Statement on Schedule 14C, incorporated by reference to
Schedule 14C (File No. 000-25022), dated as of March 20, 2000.

22.2 Information Statement on Schedule 14C, incorporated by reference to
Schedule 14C (File No. 000-25022), dated as of December 11, 2002.

23.1 Consent of Armando C. Ibarra, CPA, dated September 29, 2005, filed herewith.

23.2 Consent of Corbin & Company, LLP, dated September 29, 2005, filed herewith.

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues. "All Other Fees" consisted of fees related to the issuance of consents for our Registration Statements and this Annual Report.

                                      June 30, 2005              June 30, 2004
                                      -------------              -------------

(i)      Audit Fees                   $   54,120                $   116,955
(ii)     Audit Related Fees           $                         $
(iii)    Tax Fees                     $                         $        --
(iv)     All Other Fees               $    1,927                $    17,065

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

                                 ADDISON-DAVIS DIAGNOSTICS, INC.

                  Date: September 30, 2005

                  By: /s/ Edward W. Withrow III
                      -------------------------------------------------
                      Edward W. Withrow III, Chief Executive Officer and Acting Chief Financial Officer (Principal) Accounting Officer

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Name                            Title                                 Date

/s/ Edward W. Withrow III      Chief Executive Officer         September 30,2005
                               and Director
Edward W. Withrow III