Form 10QSB
period 2005-09-30
ADDISON DAVIS DIAGNOSTICS
filed 2005-11-15
CIK 932127

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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


     143 Triunfo Canyon Road, Suite 104, Westlake Village, California 91362
               (Address Of Principal Executive Offices) (Zip Code)


                                  805-494-7838
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Transitional Small Business Disclosure Format: Yes |_| No |X|

The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on November 1, 2005 was 66,993,455

                         Addison-Davis Diagnostics, Inc.

                              Index to Form 10-QSB

                                                                            Page

Part I -- FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheet at September 30, 2005
                  (Unaudited)                                                F-2

                  Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2005 and 2004 (Unaudited)       F-3

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended September 30, 2005 and 2004 (Unaudited)       F-4

                  Notes to Consolidated Financial Statements                 F-6

          Item 2. Management's Discussion and Analysis                      F-17

          Item 3. Controls and Procedures                                   F-19

Part II -- OTHER INFORMATION

          Item 1. Legal Proceedings                                           20

          Item 2. Change in Securities and Use of Proceeds                    20

          Item 3. Defaults Upon Senior Securities                             21

          Item 4. Submission of Matters to a Vote of Securities Holders       21

          Item 5. Other Information                                           22

          Item 6. Exhibits and Reports on Form 8-K                            22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  September 30,
                                                                      2005
                                                                 --------------
                                     ASSETS

Current assets:
      Cash                                                       $      390,453
      Accounts receivable                                                 6,810
      Inventories                                                         2,275
      Escrow receivable                                                 100,000
      Prepaid expenses                                                  556,086
                                                                 --------------

            Total current assets                                      1,055,624

Property and equipment, net of accumulated
  depreciation of $19,490                                                24,562
Deferred financing cost, net of accumulated
  amortization of $647,655                                              153,255
Prepaid interest                                                        100,000
Patent and FDA Clearance                                                358,684
Other assets                                                              3,509
                                                                 --------------

                                                                 $    1,695,634
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                      $      997,100
      Accrued interest                                                   90,782
      Lease liability                                                   156,400
      Notes payable                                                     334,250
      Notes payable to related parties                                   15,000
                                                                 --------------

            Total current liabilities                                 1,593,532

Convertible notes payable, net of unamortized debt
  discount of $3,360,105                                              2,185,927

            Total liabilities                                         3,779,459
                                                                 --------------

Stockholders' deficit:
      Common stock, $0.001 par value; 5,000,000,000
        shares authorized; 50,933,455 shares issued and
        outstanding                                                      50,933
      Additional paid-in capital                                     18,987,231
      Accumulated deficit                                           (21,121,989)
                                                                 --------------

            Total stockholders' deficit                              (2,083,825)
                                                                 --------------

                                                                 $    1,695,634
                                                                 ==============

          See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  For The               For The
                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2005    September 30, 2004
                                                              --------------        --------------
Revenue                                                       $        1,977        $        1,424

Costs and expenses:
      Cost of revenue                                                 (1,200)                  (42)
      General and administrative                                    (717,385)             (764,836)
                                                              --------------        --------------

Operating loss                                                      (716,608)             (763,454)

Other expense:
      Interest                                                      (309,465)             (524,381)
      Other, net                                                          --                34,278
                                                              --------------        --------------

Net loss before loss from discontinued operation              $   (1,026,073)       $   (1,253,557)

Loss from discontinued operation                                          --               (40,133)
                                                              --------------        --------------

Net loss                                                      $   (1,026,073)       $   (1,293,690)
                                                              ==============        ==============

Net loss available to common stockholders per common share:
      Basic and diluted:
      Net loss before loss from discontinued operation        $        (0.05)       $        (4.01)
      Loss from discontinued operation                                    --                 (0.13)
                                                              --------------        --------------

Net loss                                                      $        (0.05)       $        (4.14)
                                                              ==============        ==============

Weighted average shares outstanding:
      Basic and diluted                                            5,527,547               312,143
                                                              ==============        ==============

          See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For The               For The
                                                           Three Months Ended    Three Months Ended
                                                           September 30, 2005    September 30, 2004
                                                             --------------        --------------
Cash flows from operating activities:
      Net loss                                               $   (1,026,073)       $   (1,293,690)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                             1,547                   969
            Amortization of debt discount and non-cash
              interest expense                                      309,465                    --
              Changes in operating assets and liabilities,
                net of acquired business:
                  Accounts receivable                                22,678                (8,997)
                  Inventories, net                                     (750)                   --
                  Deferred costs                                    (30,300)              (10,946)
                  Prepaid expenses                                 (427,292)              (31,788)
                  Other assets                                          (16)                   --
      Accounts payable and accrued expenses                          74,617              (140,828)
                                                             --------------        --------------

      Net cash used in operating activities                      (1,076,124)           (1,485,260)
                                                             --------------        --------------

Cash flows from investing activities:
      Cash paid for acquisition                                      (6,404)               (1,000)
                                                             --------------        --------------

      Net cash (used in) provided by investing activities            (6,404)               (1,000)
                                                             --------------        --------------

Cash flows from financing activities:
      Change in common stock                                         37,096               390,139
      Change in paid in capital                                     612,528               191,534
      Change in Convertible debentures                              657,131               756,240
      Change in notes payable                                            --                (5,000)
      Change in notes to related parties                           (192,049)             (116,132)
      Prior period adjustment                                            --                (1,160)
         Proceeds from escrowed funds                               200,000                    --
                                                             --------------        --------------

      Net cash provided by financing activities                   1,314,706             1,215,621
                                                             --------------        --------------

CONTINUED ...

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                                   (UNAUDITED)


                                                                For The               For The
                                                           Three Months Ended    Three Months Ended
                                                           September 30, 2005    September 30, 2004
                                                             --------------        --------------
Net increase in cash                                                232,178              (270,639)

Cash, beginning of year                                             158,275               310,520
                                                             --------------        --------------

Cash, end of period                                                 390,453        $       39,881
                                                             ==============        ==============
Supplemental disclosure of cash flow information:

      Cash paid during the year for:
            Interest                                         $           --        $      524,381
                                                             ==============        ==============
            Income taxes                                     $           --        $           --
                                                             ==============        ==============

          See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2004 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $2,817,226 and $7,161,005, respectively, with only $5,176 and $192,109 of revenue, respectively, during the years ended June 30, 2005 and 2004. Also, the Company incurred net losses of $1,026,073 and $1,293,690, respectively, with only $1,977 and $1,424 of revenue, respectively, during the three month periods ended September 30, 2005 and 2004. The Company also had an accumulated deficit of $21,121,989 and negative working capital of $537,908, with $390,453 in cash at September 30, 2005. Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers of current and new products in a competitive market coupled with faster service and a variety of options. In April 2005, the Company rescinded its license to market the Target System diagnostic products and was assigned all rights, title and interest in the patent-pending Drug Stop product, together with all approvals issued by the F.D.A. Management believes that ownership, sales and marketing of this product will have a significant effect on future profitability. During the three month period ended September 30, 2005, management successfully obtained capital through the sale and issuance of original issue discount convertible debentures, from which the Company received gross proceeds of approximately $750,000 (see Note 9). However, no assurance can be given that the convertible debt financing will provide sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 - DESCRIPTION OF BUSINESS

The Company operates through its parent company and one subsidiary:

1.    Addison-Davis Diagnostics, Inc. (the parent Company)
2.    Nico International, Inc.(inactive)

NOTE 4 - PREPAID INTEREST

The Company has prepaid interest of $616,303, primarily in connection with the issuance of convertible debt in May 2004, August 2004, June 2005 and September 2005. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 5 - DECREASE IN AUTHORIZED SHARES

The securities being offered by the selling shareholders are shares of our common stock. We are authorized by our Articles of Incorporation, as amended, to issue 5,000,000,000 shares of common stock, $0.001 par value. Our common stock is traded on the over-the-counter bulletin board. On September 29, 2005, we filed a Definitive Form 14c with the Securities and Exchange Commission and on or abour October 10, 2005 an Information Statement was mailed to our registered shareholders to amend our Articles of Incorporation to reduce the amount of our authorized common stock from 5,000,000,000 shares to 2,000,000,000 shares ("Amendment"). The Amendment to our Articles of Incorporation was filed with the State of Delaware on November 1, 2005.

NOTE 6 - LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares as of September 30, 2005 and 2004, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

NOTE 7 - PATENT PENDING AND F.D.A. CLEARANCES

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

NOTE 8 - NOTES PAYABLE

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets. On January 5, 2005 filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note (see Note 9 - Litigation). As at September 30, 2005, the principal balance due on the Reder Note was $217,750.

On December 31, 2004, the Company executed and delivered an Original Issue Discount Promissory Note in the total principal amount of $66,500 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at September 30, 2005, the principal balance due on this note was $66,500.

On February 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at September 30, 2005, the principal balance due on this note was $25,000.

On March 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at September 30, 2005, the principal balance due on this note was $25,000.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

On February 24, 2005, the Company executed and delivered a Promissory Note in the amount of $15,000 payable to the Esther M De Luca Family Trust. The note bears interest at the rate of 8% per annum and is payable on demand. As at September 30, 2005, the principal balance due on this note was $15,000.

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

AUGUST 2003 CONVERTIBLE DEBENTURES

On August 22, 2003, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued 6% convertible debentures in the total principal amount of $2,000,000 (the "August 2003 Debentures"). The first payment of $1,000,000 in gross proceeds was provided at the first closing, as defined. On October 15, 2003, the holders advanced $200,000 of the remaining $1,000,000 in gross proceeds prior to the date they were required to do so. In November 2003, the Company received the remaining $800,000 in gross proceeds due at the second closing. The August 2003 Debentures are payable on August 22, 2006. The interest of 6% per annum is payable quarterly in cash or shares of the Company's common stock, at the option of the Company, plus an additional interest of 15% per annum will accrue daily if all accrued interest is not paid in full when due. The August 2003 Debentures are convertible at the option of the holder into shares of the Company's common stock at $112.50 with a forced conversion option by the Company if certain closing prices are attained, as defined. The Company is required to register the shares that might be issued under the agreement and is subject to liquidated damages if agreed upon timetables are not met, as defined. The August 2003 Debentures also require that, in the event that the Company loses its patent relating to NICOWater(TM), the conversion price shall thereafter equal the lesser of (A) the set price or (B) 60% of the average of the 5 closing prices for the 5 trading days immediately prior to the applicable conversion date. The holders have agreed that the set price will be fixed at $15.00 per share. The Company has registered additional shares of common stock to cover such additional conversion shares. As of September 30, 2005, a total of $1,950,000 of the August 2003 Debentures were converted into 422,504 shares of the Company's common stock.

In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase 8,889 shares of the Company's common stock at an exercise price of $112.50 per share. On October 15, 2003, as a consideration to receiving an early advance of $200,000, the Company reduced the exercise price of the warrants to purchase 8,889 shares of the Company's common stock and a warrant to purchase 133 shares of the Company's common stock issued as part of the commission fee in connection with the August 2003 Debentures financing (see below) from $112.50 to $15.00. In addition, the Company granted to the August 2003 Debentures purchasers a continuing security interest in substantially all of the Company's assets and agreed to refrain from issuing shares or granting options to the Company's employees, officers or directors in excess of 33 shares per month for a period of 12 months, without the prior written consent of the convertible debenture purchasers. So long as the Company is in compliance with their obligations under the August 2003 Debentures, the convertible debenture purchasers agreed to subordinate their security interests to a factor lien as was required for the Company to factor its accounts receivable.

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

FEBRUARY 2004 CONVERTIBLE DEBENTURES

On February 13, 2004, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company issued convertible debentures with an original issue discount of 20% in the total principal amount of $1,000,000 (the "February 2004 Debentures"). The funds were received in two closings. The first closing, pursuant to which the Company received gross proceeds of $350,000 in financing, took place on February 13, 2004 with an additional $150,000 received on February 18, 2004. On March 12, 2004, the Company received $300,000 in gross proceeds, representing the balance of the total financing, pursuant to the registration statement registering the shares in connection with the financing being declared effective. The February 2004 Debentures have a term of two years. At any time after the original issue date, the February 2004 Debentures may be convertible into shares of the Company's common stock at the option of the holder. The number of shares of common stock issuable upon a conversion is determined by the quotient obtained by dividing the outstanding principal amount of the February 2004 Debentures to be converted by the set price. The set price is defined as $15.00. The Company has reserved and registered 66,667 shares of its common stock to cover the conversion of the February 2004 Debentures. As of September 30, 2005, a total of $572,066 of the February 2004 Debentures was converted into 1,400,671 shares of the Company's common stock.

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

cash payment ranging from 130% to 150% of the amounts borrowed plus accrued interest, as defined. The May 2004 Callable Notes are collateralized by substantially all of the Company's assets.

The Company has initially registered 1,111,111 shares of its common stock to cover the conversion of the May 2004 Callable Notes. As of September 30, 2005, a total of $128,196 of the May 2004 Callable Notes was converted into 6,500,337 shares of the Company's common stock.

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

AUGUST 2005 CONVERTIBLE DEBENTURE

In August 2005, the Company entered into a Securities Purchase Agreement with an accredited institutional investor for the issuance of a $50,000 principal amount 6% convertible debenture with an original issue discount of 20%. The debenture is due February 2006. The debenture is convertible at the option of the holder into the Company's shares of common stock at a fixed conversion price of $0.01 per share and bears the same terms and conditions as the February 2004 Convertible Debentures. As of September 30, 2005, the entire $50,000 in principal amount remains outstanding.

SEPTEMBER 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On September 16, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $900,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $750,000. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. Furthermore the Company entered into a Registration Rights Agreement in order to register the above-referenced securities and are required to register 200% of the Company's common shares underlying the convertible notes and 100% of the Company's common shares underlying the warrants.

The secured convertible notes mature on two years from the date of issuance. The convertible notes are convertible at any time at the option of the holder into shares of the Company's common stock, provided at no time may a holder of the Company's convertible notes and its affiliates own more than 4.9% of the Company's outstanding common stock. The conversion price of the Company's common stock used in calculating the number of shares issuable upon conversion of the convertible notes, is the lesser of: (i) Sixty-five percent of the average of the lowest three intra-day trading prices for the Company's common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.07.

The Company is obligated to pay a penalty of $2,000 per day to the investors if the Company fails to deliver the shares of its common stock issuable upon a conversion of the convertible notes within two business days following the receipt of the investors' notice of conversion.

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of its common stock or any rights, options, warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

The warrants purchased by the investors pursuant to the September 2005 Subscription Agreement entitle the investors to purchase 1,500,000 shares of the Company's common stock at an exercise price equal to $0.07 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock or any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended September 30, 2005, the Company:

issued 16,596,482 shares of its common stock in connection with the conversion of $235,322 of convertible debenture debt;

issued 3,800,000 shares of its restricted common stock to its Chief Executive Officer in connection with an employment agreement. The common stock was valued at approximately $76,000 (based on the fair value on the date of grant) and was recorded by the Company as executive compensation;

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

issued 500,000 shares of its restricted common stock as a due diligence fee in connection with the September 2005 Convertible Debenture and was recorded by the Company as deferred financing costs. The Company is amortizing the deferred financing costs to interest expense using the straight-line method through September 2007 and recording the remaining unamortized portion to additional paid-in capital when the related debenture is converted into the Company's common stock.

issued warrants to purchase 5,000,000 restricted shares of the Company's common stock at $0.06 per share (in excess of the fair market value of the stock on the date of grant) to a consultant of the Company in connection with a consulting agreement to provide chief executive officer services, and will value such warrant in accordance with SFAS 123 (see Note 12-Subsequent Events-Executive Consulting Agreement);

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 11 - STOCKHOLDERS' DEFICIT -continued

COMMON STOCK

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. The Court ordered the parties to participate in a mediation and returned for a Post-Mediation Status conference on October 28, 2005. As a result, the matter was scheduled for trial in March 2006. Management views this lawsuit as lacking in merit and is defending the same vigorously.

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 13 - RELATED PARTY TRANSACTIONS

See Note 11 for a description of all equity instruments issued to employees and other related parties.

NOTE 14 - SIGNIFICANT EVENTS

EMPLOYMENT AGREEMENT

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

SEPTEMBER 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On September 16, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $900,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $750,000. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. Furthermore the Company entered into a Registration Rights Agreement in order to register the above-referenced securities and are required to register 200% of the Company's common shares underlying the convertible notes and 100% of the Company's common shares underlying the warrants.

The secured convertible notes mature on two years from the date of issuance. The convertible notes are convertible at any time at the option of the holder into shares of the Company's common stock, provided at no time may a holder of the Company's convertible notes and its affiliates own more than 4.9% of the Company's outstanding common stock. The conversion price of the Company's common stock used in calculating the number of shares issuable upon conversion of the convertible notes, is the lesser of: (i) Sixty-five percent of the average of the lowest three intra-day trading prices for the Company's common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.07.

The Company is obligated to pay a penalty of $2,000 per day to the investors if the Company fails to deliver the shares of its common stock issuable upon a conversion of the convertible notes within two business days following the receipt of the investors' notice of conversion.

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of its common stock or any rights, options, warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2005

NOTE 14 - SIGNIFICANT EVENTS-continued

SEPTEMBER 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

The warrants purchased by the investors pursuant to the September 2005 Subscription Agreement entitle the investors to purchase 1,500,000 shares of the Company's common stock at an exercise price equal to $0.07 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock or any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board.

NOTE 15 - SUBSEQUENT EVENTS

From October 1, 2005 to November 10, 2005 the Company issued an aggregate of 6,660,000 shares of its previously registered common stock in connection with the conversion of $61,352 of convertible debenture and convertible note debt; and

On October 10, 2005 the Company issued 10,000,000 restricted shares of its common stock to four separate purchasers in connection with stock purchase agreements valued at $100,000 in the aggregate (or $0.01 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2005, and the unaudited consolidated statements of operations and cash flows for the three months ended September 30, 2004 and 2003, and the related notes thereto.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

As reported in the Notes To Consolidated Financial Statements As Of September 30, 2005, the Company has incurred losses from operations that raised doubt about our ability to continue as a going concern.

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated balance sheet as of September 30, 2005 and the unaudited consolidated statements of operations and cash flows for the three month period ended September 30, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported on our September 30, 2005 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

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

Also, during the three month period ended September 30, 2005, management successfully obtained additional capital through sales and issuance of original issue discount convertible notes from which we received gross proceeds of $750,000. However, no assurance can be given that the convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

During the three months ended September 30, 2005, our revenues were $1,977 and we incurred a net loss of $1,026,073, compared to revenue of $1,424 and a net loss of $1,293,690 during the three months ended September 30, 2004. Cost of sales for the three month period ended September 30, 2005 and 2004 were $1,200 and $42, respectively. General and administrative expenses for the three months ended September 30, 2005 were $716,608, compared to $763,454, for the three months ended September 30, 2004. The decrease in expenses of $46,846 for the current three month period were due substantially to a combination of decreases in selling expenses of approximately $25,070, salaries of approximately $172,468, moving expenses of approximately $15,635, rent of approximately $11,511, professional fees of approximately $58,657, insurance of $11,766 and reimbursement of certain office expenses of approximately $22,727, offset by increases in web expenses of approximately $15,348, various consulting services of approximately $204,949, investor relations expense of approximately $50,000 and sundry expenses of approximately $691. During the three-month period ended September 30, 2005, we issued 20,000,000 shares of common stock for various advisory consulting services pursuant to agreements. On the date of issuance the fair market value of the common stock was $400,000. During the three months ended September 30, 2005 and 2004, we recorded interest expense of $309,466 and $524,381, respectively, representing primarily accrued interest and amortization of a discount on convertible debentures and notes. Also, during the three month periods ended September 30, 2005 and 2004 we had other income of zero and $34,273, respectively.

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

During the three month period ended September 30, 2005, management successfully obtained additional capital through sales and issuance of original issue discount convertible notes from which we received net proceeds of $750,000, however, we cannot assure you that the proceeds received from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations and we do not obtain the credit facility, we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As at September 30, 2005, current assets included $390,453 in cash, $6,810 in accounts receivable, $2,275 in inventories, $456,086 in prepaid expenses primarily in connection with our convertible note financings and a $100,000 escrow receivable in connection with our September 2005 original issue discount convertible note financing.

Also reflected are net property and equipment of $24,562 and other assets including net deferred financing costs of $153,255, patent and FDA clearance of $358,684, prepaid interest of $100,000 and sundry of $3,509.

Current liabilities in the amount of $1,593,532 include accounts payable and accrued expenses of $997,100. Also included are a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities, notes payable of $334,250 and a note payable to related parties of $15,000. Convertible debentures and notes payable in the amount of $2,185,927 are net of unamortized debt discount of $3,360,105 relating to our convertible debentures and notes. We had negative working capital in the amount of $537,908 at September 30, 2005.

During the three months ended September 30, 2005, our net cash position increased by $232,178 from a beginning balance of $158,275 as of June 30, 2005. During the three months ended September 30, 2005, we had a loss from operations of $1,026,073. We had $ 6,404 cash flows used in investing activities and net cash flows provided by financing activities were $1,314,706. During this period, our operating activities utilized net cash of $1,076,124.

Also during the three months ended September 30, 2005, our trade accounts payable and accrued expenses increased by $20,700 and our notes payable decreased by $192,049 due to our utilization of the convertible debenture funding.

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

On September 16, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $900,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $750,000. See
PART II - OTHER INFORMATION - Item 2. Changes in Securities and Use of Proceeds

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

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. On June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004 (see Note 9). The note bears interest at the rate of 6% per annum payable monthly commencing June 15, 2004 and continuing until December 31, 2004, when the entire principal and accrued interest shall be due and payable. The Company has successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. The Court ordered the parties to participate in a mediation and returned for a Post-Mediation Status conference on October 28, 2005. As a result, the matter was scheduled for trial in March 2006. Management views this lawsuit as lacking in merit and is defending the same vigorously.

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

Item 2. Changes in Securities and Use of Proceeds.

On September 16, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $900,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $750,000. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of our common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. Furthermore the Company entered into a Registration Rights Agreement in order to register the above-referenced securities and are required to register 200% of the Company's common shares underlying the convertible notes and 100% of the Company's common shares underlying the warrants.

The secured convertible notes mature on two years from the date of issuance. The convertible notes are convertible at any time at the option of the holder into shares of the Company's common stock, provided at no time may a holder of the Company's convertible notes and its affiliates own more than 4.9% of the Company's outstanding common stock. The conversion price of the Company's common stock used in calculating the number of shares issuable upon conversion of the convertible notes, is the lesser of: (i) Sixty-five percent of the average of the lowest three intra-day trading prices for the Company's common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.07.

The Company is obligated to pay a penalty of $2,000 per day to the investors if the Company fails to deliver the shares of its common stock issuable upon a conversion of the convertible notes within two business days following the receipt of the investors' notice of conversion.

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of its common stock or any rights, options, warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including its goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

The warrants purchased by the investors pursuant to the September 2005 Subscription Agreement entitle the investors to purchase 1,500,000 shares of the Company's common stock at an exercise price equal to $0.07 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of its common stock or any rights, options or warrants to purchase shares of its common stock at a price less than the market price of its shares as quoted on the OTC Bulletin Board.

ITEM 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The securities being offered by the selling shareholders are shares of our common stock. We are authorized by our Articles of Incorporation, as amended, to issue 5,000,000,000 shares of common stock, $0.001 par value. Our common stock is traded on the over-the-counter bulletin board. On September 29, 2005, we filed a Definitive Form 14c with the Securities and Exchange Commission and on or abour October 10, 2005 an Information Statement was mailed to our registered shareholders to amend our Articles of Incorporation to reduce the amount of our authorized common stock from 5,000,000,000 shares to 2,000,000,000 shares ("Amendment"). The Amendment to our Articles of Incorporation was filed with the State of Delaware on November 1, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)   Exhibits

31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.2 Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ADDISON-DAVIS DIAGNOSTICS, INC.


                              By: /s/ Edward W. Withrow III
                                  ----------------------------------------------
Date: November __, 2005           Edward W. Withrow III, President


                              By: /s/ Edward W. Withrow III
                                  ----------------------------------------------
Date: November __, 2005           Edward W. Withrow III, Chief Financial Officer