Form 10QSB
period 2005-12-31
ADDISON DAVIS DIAGNOSTICS
filed 2006-02-21
CIK 932127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on February 17, 2006 was 128,336,986.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         Addison-Davis Diagnostics, Inc.



                              Index to Form 10-QSB

                                                                            Page

Part I -- FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheet at December 31, 2005
                  (Unaudited)                                                F-2

                  Consolidated Statements of Operations for the Three
                  Months Ended December 31, 2005 and 2004 (Unaudited)        F-3

                  Consolidated Statements of Operations for the Six
                  Months Ended December 31, 2005 and 2004 (Unaudited)        F-3

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 2005 and 2004 (Unaudited)        F-4

                  Notes to Consolidated Financial Statements                 F-6

          Item 2. Management's Discussion and Analysis
                  or Plan of Operation                                         2

          Item 3. Controls and Procedures                                      5

Part II -- OTHER INFORMATION

          Item 1. Legal Proceedings                                            6

          Item 2. Unregistered Sales of Equity
                  Securities and Use of Proceeds                               6

          Item 3. Defaults Upon Senior Securities                              7

          Item 4. Submission of Matters to a Vote of Securities Holders        7

          Item 5. Other Information                                            7

          Item 6. Exhibits                                                     7

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   December 31,
                                                                       2005
                                                                  ------------
                                     ASSETS
Current assets:
      Cash                                                         $    100,646
      Accounts receivable                                                 4,316
      Inventories                                                         2,275
      Notes receivable                                                  177,000
      Prepaid expenses                                                  293,209
                                                                   ------------

            Total current assets                                        577,446

Property and equipment, net of accumulated
  depreciation of $20,295                                                25,768
Deferred financing cost, net of accumulated
  amortization of $683,734                                              119,685
Prepaid interest                                                        100,000
Patent and FDA Clearance                                                358,684
Other assets                                                              1,488
                                                                   ------------

                                                                   $  1,183,071
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                        $    816,009
      Accrued interest                                                   82,429
      Lease liability                                                   156,400
      Notes payable                                                     136,500
                                                                   ------------

            Total current liabilities                                 1,191,338

Convertible notes payable, net of unamortized debt
  discount of $1,640,531                                              1,876,446
                                                                   ------------
            Total liabilities                                         3,083,724
                                                                   ------------

Stockholders' deficit:
      Common stock, $0.001 par value; 2,000,000,000
        shares authorized; 106,790,793 shares issued and
        outstanding                                                     106,790
      Additional paid-in capital                                     20,305,307
      Accumulated deficit                                           (22,296,810)
                                                                   ------------

            Total stockholders' deficit                              (1,884,713)
                                                                   ------------

                                                                   $  1,183,071
                                                                   ============
See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended              Six Months Ended
                                               December 31,                   December 31,
                                           2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------
Revenue                               $         --    $      1,811    $      1,977    $      3,236

Costs and expenses:
    Cost of sales                               --           1,700           1,200           1,742
    General and administrative           1,022,825         159,364       1,740,210         924,201
                                      ------------    ------------    ------------    ------------
    Loss from operations                 1,022,825         159,253       1,739,433         922,707

Other expense:
    Interest expense                      (482,578)       (360,987)       (792,044)       (885,369)
    Other income                           332,081              --         332,081          34,273
                                      ------------    ------------    ------------    ------------
   Total Other Income & (Expense)         (150,497)       (360,987)       (459,963)       (851,096)

   Net loss before loss from
       discontinued operation           (1,173,322)       (520,240)     (2,199,396)     (1,773,803)

   Loss from discontinued operation             --        (377,180)             --        (418,726)

                                      ------------    ------------    ------------    ------------
   Net loss                           $ (1,173,322)   $   (897,420)   $ (2,199,396)   $ (2,192,529)
                                      ============    ============    ============    ============

Basic and diluted net loss per
  common share                        $      (0.00)   $      (0.27)   $      (0.01)   $      (0.81)
                                      ============    ============    ============    ============

Basic and diluted weighted
  average shares outstanding            43,441,773       3,328,529      43,441,773       2,704,739
                                      ============    ============    ============    ============

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For The                For The
                                                               Six Months Ended       Six Months Ended
                                                               December 31, 2005      December 31, 2004
                                                                ---------------       ---------------
Cash flows from operating activities:
      Net loss                                                  $    (2,199,396)      $    (2,192,529)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                                 2,352                 1,978
            Amortization of debt discount and non-cash
              interest expense                                         (316,141)                   --
       Common stock issued for services                                 234,000
              Changes in operating assets and liabilities,
                net of acquired business:
                  Accounts receivable                                    25,172               (57,783)
                  Inventories, net                                         (750)               (1,064)
                  Deferred costs                                          3,270               (27,089)
                  Prepaid expenses                                     (164,415)              (80,947)
                  Other assets                                            2,005                    --
      Accounts payable and accrued expenses                            (114,827)             (156,007)
                                                                ---------------       ---------------

      Net cash used in operating activities                          (2,528,730)           (2,479,679)
                                                                ---------------       ---------------

Cash flows from investing activities:
      Cash paid for acquisition                                          (8,415)               (1,000)
                                                                ---------------       ---------------

      Net cash (used in) provided by investing activities                (8,415)               (1,000)
                                                                ---------------       ---------------

Cash flows from financing activities:
      Change in common stock                                             66,953               (29,314)
      Change in paid in capital                                       1,722,604             1,838,272
      Change in Convertible debentures                                  971,758               598,377
      Change in notes payable                                          (197,750)                   --
      Change in notes to related parties                               (207,049)              (10,101)
      Change in notes receivable                                       (177,000)
      Change in security deposit                                             --                   100

         Proceeds from escrowed funds                                   300,000                    --
                                                                ---------------       ---------------

      Net cash provided by financing activities                       2,479,516             2,260,856
                                                                ---------------       ---------------

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)

                                                            For The             For The
                                                        Six Months Ended     Six Months Ended
                                                        December 30, 2005    December 30, 2004
                                                       ---------------       ---------------
Net increase in cash                                           (57,629)             (219,817)

Cash, beginning of year                                        158,275               310,520
                                                       ---------------       ---------------

Cash, end of period                                            100,646       $        90,703
                                                       ===============       ===============
Supplemental disclosure of cash flow information:

      Cash paid during the year for:
            Interest                                   $            --       $       524,381
                                                       ===============       ===============
            Income taxes                               $            --       $            --
                                                       ===============       ===============

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying December 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for periods ended December 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $2,817,226 and $7,161,005, respectively, with only $5,176 and $192,109 of revenue, respectively, during the years ended June 30, 2005 and 2004. Also, the Company incurred net losses of $1,189,262 and $520,240, respectively, with only $0 and $1,811 of revenue, respectively, during the three month periods ended December 31, 2005 and 2004 and net losses of $2,215,336 and $1,773,803, respectively, with only $1,977 and $3,236 of revenue, respectively, during the six month periods ended December 31, 2005 and 2004. The Company also had an accumulated deficit of $22,312,750 and negative working capital of $629,832, with $100,646 in cash at December 31, 2005. Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers of current and new products in a competitive market coupled with faster service and a variety of options. In April 2005, the Company rescinded its license to market the Target System diagnostic products and was assigned all rights, title and interest in the patent-pending Drug Stop product, together with all approvals issued by the F.D.A. In November 2005, we granted an exclusive worldwide License to brand develop, manage, provide sales strategy, manufacture and to sell and distribute our Drug Stop product for over-the-counter (OTC) sales, and as consideration we shall receive a royalty equal to Seven and One Half Percent (7.5%) of the gross revenues derived from sales of the Drug Stop product sold over-the-counter "OTC" in stores, calling centers, Internet or other over-the-counter means. We have also entered into sales representative and distribution agreements for institutional sales of Drug Stop and are in negotiations to sell and distribute Drug Stop to Federal and State agencies nationwide.

Management believes that ownership, sales and marketing of the Drug Stop product will have a significant effect on future profitability. During the three month period ended December 31, 2005, management successfully obtained capital through the sale and issuance of original issue discount convertible notes, from which the Company received gross proceeds of approximately $210000. However, no assurance can be given that the convertible debt financing will provide sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 - DESCRIPTION OF BUSINESS

The Company operates through its parent company and one subsidiary:

1. Addison-Davis Diagnostics, Inc. (the parent Company) 2. Nico International, Inc.(inactive)

NOTE 4 - PREPAID INTEREST

The Company has prepaid interest of $236,559, primarily in connection with the issuance of convertible debt in May 2004, August 2004, June 2005, September 2005 and December 2005. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

                                       F 6

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 5 - FILING OF SCHEDULE 14C TO EFFECT A ONE TO 175 REVERSE STOCK SPLIT

Pursuant to the written consent of a majority of stockholders dated November 23, 2005, in lieu of a special meeting of the stockholders, the Company will amend its certificate of incorporation to effect a one-for-175 Reverse Stock Split of the Company's common stock. As of the Record Date, the Company's authorized capitalization consisted of 2,000,000,000 shares of common stock, par value $.001 per share, ("Common Stock") of which 97,070,648 shares were issued and outstanding as of the Record Date. Holders of Common Stock of the Company have no preemptive rights to acquire or subscribe to any of the additional shares of Common Stock.

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposal will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the stockholders. The Company anticipates that the actions contemplated herein will be effected on or about the close of business on February 24, 2006.

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

NOTE 8 - NOTES PAYABLE

On June 15, 2004, the Company executed and delivered a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets. On January 5, 2005, Reder filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note (see Note 9 - Litigation). As at December 31, 2005, legal counsel for the Company advises that, based on events during the litigation process, in their opinion the maximum payment to Reder with regard to this action will not exceed $30,000. Accordingly, the financial statements as of December 31, 2005 and for the six month period ended December 31, 2005 reflect a liability to Reder in the aggregate amount of $30,000 on the balance sheet and other income in the amount of $291,116.31 on the statement of operations, respectively.

On December 31, 2004, the Company executed and delivered an Original Issue Discount Promissory Note in the total principal amount of $66,500 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at December 31, 2005, the principal balance due on this note was $66,500.

On February 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at December 31, 2005, the principal balance due on this note was $25,000.

On March 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at December 31, 2005, the principal balance due on this note was $25,000.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)


NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

On February 24, 2005, the Company executed and delivered a Promissory Note in the amount of $15,000 payable to the Esther M De Luca Family Trust. The note bears interest at the rate of 8% per annum and is payable on demand. During the three month period ended December 31, 2005, the note was paid in full and therefore had a 0 balance as at December 31, 2005.

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                       As of December 31 2005 (continued)

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

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

      DECEMBER 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On December 23, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $252,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $132,000, with the balance due in two tranches due $60,000 on January 15, 2006 and $60,000 due February 15, 2006. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. Furthermore the Company entered into a
Registration Rights Agreement in order to register the above-referenced securities.

The secured convertible notes mature on two years from the date of issuance. The convertible notes are convertible at any time at the option of the holder into shares of the Company's common stock, provided at no time may a holder of the Company's convertible notes and its affiliates own more than 4.9% of the Company's outstanding common stock. The conversion price of the Company's common stock used in calculating the number of shares issuable upon conversion of the convertible notes, is the lesser of (i) Sixty-five percent of the average of the lowest three intra-day trading prices for the Company's common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.07.

The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the convertible notes to be converted by the conversion price. For example, assuming conversion of $252,000 of convertible notes on January 10, 2006, a conversion price of $0.004 per share, the number of shares issuable, ignoring the 4.9% limitation discussed above, upon conversion would be: $252,000/ $0.004 = 63,000,000 shares

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of the Company's common stock or any rights, options, warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 10 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-continued

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

      DESCRIPTION OF WARRANTS

The warrants purchased by the investors pursuant to the December 23, 2006 Subscription Agreement entitle the investors to purchase 420,000 shares of our common stock at an exercise price equal to $0.07 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of our common stock on any rights, options or warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTC Bulletin Board.

      REGISTRATION RIGHTS

If the Companye at any time propose to register any of its securities under the 1933 Act for sale to the public, the Company is obligated to include 100% of the shares of its common stock issuable upon conversion of the promissory notes and 100% of the shares of its common stock issuable upon exercise of the Class A warrants in such registration statement.

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended December 31, 2005, the Company:

issued 12,857,338 shares of its common stock in connection with the conversion of $95,172 of convertible debenture debt;

issued 7,000,000 shares of its restricted common stock to its Chief Executive Officer in connection with his employment. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as executive compensation;

issued 7,000,000 shares of its restricted common stock to its Secretary and Director in connection with a consulting agreement. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as consulting expense;

issued 7,000,000 shares of its restricted common stock to a consultant and related party in connection with a consulting agreement. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as consulting expense;

issued 12,000,000 shares of its restricted common stock to three consultants in connection with their consulting agreements. The common stock was valued, in the aggregate, at approximately $94,000 (based on the fair value on the date of the grants) and was recorded by the Company as consulting expense;

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES -continued

On June 10, 2004, Impact Displays Inc. filed a complaint against us demanding payment of $146,830 representing the balance due on a $346,830 invoice, against which we paid $200,000, for shelving to display our NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, we alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had an illegal tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of our product. Management believes that we will prevail and will have no liability regarding this lawsuit.

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. Mr. Reder claims that on June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004. We have successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously. This matter is set for trial on March 21, 2006.

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

NOTE 14 - SIGNIFICANT EVENTS

CHANGE IN EXECUTIVE OFFICERS AND DIRECTORS

Effective November 21, 2005, Edward W. Withrow,III ("Withrow") resigned as Chief Executive Officer, President and Acting Chief Financial Officer and the consulting agreement to retain the exclusive services of Mr. Withrow as Chief Executive Officer, President and Acting Chief Financial Officer of the Company (the "Executive Consulting Agreement") entered into between the Company and Huntington Chase LLC, a limited liability company in which Withrow is the sole member and the managing member was terminated upon mutual consent of both parties. EffectiveNovember 21, 2005, Withrow also resigned as Director of the Company.

Effective November 21, 2005, our Board of Directors appointed Charles Miseroy as our Chief Executive Officer, President and Acting Chief Financial Officer and Federico Cabo as a Director of our company. There are no understandings or arrangements between Messrs. Miseroy and Cabo and any other person pursuant to which Messrs. Miseroy and Cabo was selected as Chief Executive Officer/President/Acting Chief Financial Officer and Director, respectively. Mr. Cabo presently does not serve on any committee of our Board of Directors. Mr. Cabo may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof. Messrs.
Miseroy and Cabo do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

THE DECEMBER 23, 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On December 23, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $252,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $132,000, with the balance due in two tranches due $60,000 on January 15, 2006 and $60,000 due February 15, 2006. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty (20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. Furthermore the Company entered into a
Registration Rights Agreement in order to register the above-referenced securities. The secured convertible notes mature on two years from the date of issuance. The convertible notes are convertible at any time at the option of

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                 Notes to the Consolidated Financial Statements
                      As of December 31, 2005 (continued)

NOTE 14 - SIGNIFICANT EVENTS-continued

the holder into shares of the Company's common stock, provided at no time may a holder of the Company's convertible notes and its affiliates own more than 4.9% of the Company's outstanding common stock. The conversion price of the Company's common stock used in calculating the number of shares issuable upon conversion of the convertible notes, is the lesser of (i) Sixty-five percent of the average of the lowest three intra-day trading prices for the Company's common stock during the twenty trading day period ending one trading day prior to the date the conversion notice is sent by the holder to the borrower; and (ii) a fixed conversion price of $0.07.

The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the convertible notes to be converted by the conversion price. For example, assuming conversion of $252,000 of convertible notes on January 10, 2006, a conversion price of $0.004 per share, the number of shares issuable, ignoring the 4.9% limitation discussed above, upon conversion would be: $252,000/ $0.004 = 63,000,000 shares

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of the Company's common stock or any rights, options, warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

      DESCRIPTION OF WARRANTS

The warrants purchased by the investors pursuant to the December 23, 2005 Subscription Agreement entitle the investors to purchase 420,000 shares of our common stock at an exercise price equal to $0.07 per share.

The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of our common stock on any rights, options or warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTC Bulletin Board.

      REGISTRATION RIGHTS

If the Company at any time propose to register any of its securities under the 1933 Act for sale to the public, the Company is obligated to include 100% of the shares of its common stock issuable upon conversion of the promissory notes and 100% of the shares of its common stock issuable upon exercise of the Class A warrants in such registration statement.

NEW LICENSE AGREEMENT

On November 23, 2005, the Company entered into a License Agreement under which the Company granted an exclusive worldwide License of Intellectual Property ("License") to Montecito Bio Sciences, Ltd. to brand develop, manage, provide sales strategy, manufacture and to sell and distribute the Company's Drug Stop drug-test product for over-the-counter ("OTC") sales. The License shall remain in full force and effect for a period of five (5) years and shall automatically be extended for an additional five (5) year period so long as neither party causes a termination of the License pursuant to its terms. As consideration for granting the License, the Company shall receive a royalty equal to Seven and One Half Percent (7.5%) of the gross revenues derived from sales of the DrugStop product sold over-the-counter in stores, calling centers, Internet or other OTC means during the term of the License.

NOTE 15 - SUBSEQUENT EVENTS

In January 2006, the Company issued an aggregate of 20,676,193 shares of its previously registered common stock in connection with the conversion of $59,740 of convertible debenture and convertible note debt; and

On February 1, 2006, the Company entered into an Amendment To Transaction Documents Agreement ("Amendment") with that certain accredited institutional investor who is the Subscriber under a certain Subscription Agreement with the Company dated December 23, 2005. All terms have the meaning ascribed to them in the transaction documents as defined in the Subscription Agreement. In the Amendment, the Subscriber agrees to accelerate a funding of an aggregate $60,000 of the third closing purchase price (tranch due February 15, 2006 to be included in the second closing purchase price (tranch due on or about January 15, 2006 for an aggregate of $120,000. The Company received gross proceeds of $120,000 on February 2, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of December 31, 2005, and the unaudited consolidated statements of operations and cash flows for the three months and six months ended December 31, 2005and 2004, and the related notes thereto.

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

We are currently the owner of a patent-pending and FDA 510(K) cleared urine specimen rapid drug screening test for drugs-of-abuse called Drug Stop, which we have sold in limited quantities and are preparing to market through wider distribution channels including the grant of a license for over-the-counter sale upon which we will receive a royalty for each unit sold. We had also test-marketed a licensed FDA 510(K) cleared product called EZ F.O.B.T., a fecal occult quick-test for unseen blood in the stool to detect early signs which may lead to colon cancer and other intestinal diseases, however based upon unfavorable results of test-marketing from our distributor we have ceased the marketing effort of EZ F.O.B.T.

Management believes that we cannot afford the financial burden of ongoing developmental costs associated with the Target System and its related analyzing equipment, in addition to the extended period of time necessary to bring those products to market and revenue production. Therefore, in April 2005, the Company entered into a Settlement and Release Agreement with Insta Med Manufacturing, Inc. ("Insta Med") in settlement of certain disputes between the Company and Insta Med concerning the license agreement dated October 17, 2003 and the February 6, 2004 modification thereto, wherein the license agreement and modification were rescinded and the rights to sell and market the Target System reverted back to Insta Med and Insta Med assigned all its right title and interest in that Drug Test Cup, Patent Pending Application No. 09752712 together with any and all approvals issued by the Federal Drug Administration ("FDA") for the Drug Test named "Drug Stop" FDA No. K 991465 Regulatory Class II approval for over-the-counter ("OTC") as well as any and all 510(K) number attached. Outright ownership of our self-regulating urine specimen quick-test for drugs of abuse Drug Stop product results in the addition of a valuable asset that is currently revenue producing, in addition to adding licensed products that are immediately marketable without additional cost is, in management's opinion, the direction which we should pursue.

We also believe that it is in our company's and our shareholder's best interests to license the Drug Stop product for sale and distribution to the over-the-counter (OTC) market because we cannot afford the financial burden of ongoing costs associated with the branding, manufacture, marketing, sale and distribution of such product to the over-the-counter (OTC) market, which we believe could be a major market. As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 audited financial statements, we have incurred losses from operations and we have not generated significant net sales revenue that raised substantial doubt about our ability to continue as a going concern. No assurance can be given that our convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

Therefore, in November 2005, we granted an exclusive worldwide License of Intellectual Property ("License") to brand develop, manage, provide sales strategy, manufacture and to sell and distribute our Drug Stop drug-test product for over-the -counter (OTC) sales. The License shall remain in full force and effect for a period of five (5) years and shall automatically be extended for an additional five (5) year period so long as neither party causes a termination of the License pursuant to its terms. As consideration for granting the License, we shall receive a royalty equal to Seven and One Half Percent (7.5%) of the gross revenues derived from sales of the Drug Stop product sold over-the-counter "OTC" in stores, calling centers, Internet or other over-the-counter means during the term of the License.

In order to contain overhead and eliminate certain distribution costs, we have entered into sales representative and distribution agreements for institutional sales of Drug Stop and are in negotiations to sell and distribute Drug Stop to Federal and State agencies nationwide.

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

As reported in the Notes To Consolidated Financial Statements As of December 31, 2005, the Company has incurred losses from operations that raised doubt about our ability to continue as a going concern.

Going Concern

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated balance sheet as of December 31, 2005 and the unaudited consolidated statements of operations and cash flows for the three and six month periods ended December 31, 2005 and 2004, and the related notes thereto. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The important facts and factors described in this discussion and elsewhere in this document sometimes have effected, and in the future could effect, our actual results, and could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

As reported on our December 31, 2005 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

Although during the three month period ended December 31, 2005, management successfully obtained additional capital through sales and issuance of original issue discount convertible notes from which we received gross proceeds of $132,000, with an additional $120,000 of gross proceeds received on February 2, 2006, no assurance can be given that the convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

We are encouraged about our prospects for the future. We have made changes in our management team and are focused on (i) selling and marketing our Drug Stop product to the institutional market; (ii) giving support to our Licensee in efforts to sell and market Drug Stop in the over-the-counter market; and (iii) taking the appropriate steps to contain our general business overhead. Although we believe that we are making progress, our revenues are nil. We will require additional funding for sales and marketing, general business overhead and the continuing research and development of additional products. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our Drug Stop product is governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market this and future products.

During the three months ended December 31, 2005, our revenues were $0 and we incurred a net loss of $1,189,262, compared to revenue of $1,811 and a net loss of $520,240 during the three months ended December 31, 2004. Cost of sales for the three month period ended December 31, 2005 and 2004 were $0 and $1,700, respectively. General and administrative expenses for the three months ended December 31, 2005 were $1,022,825, compared to $159,364, for the three months ended December 31, 2004. The increase in expenses of $863,461 for the current three month period were due substantially to the issuance of restricted shares of our common stock in lieu of cash for various advisory consulting services in the aggregate approximate value of $234,000, and increases of approximately $416,590 in marketing expenses, professional fees of approximately $22,921, various advisory consulting services paid in cash of approximately $10,736, various other operating expenses of approximately $77,395, and a decrease in reimbursed office expenses of approximately 101,819. During the three-month period ended December 31, 2005, we issued 26,000,000 shares of common stock for various advisory consulting services pursuant to agreements. On the date of issuance the fair market value of the common stock was $234,000. During the three months ended December 31, 2005 and 2004, we recorded interest expense of $482,578 and $360,987, respectively, representing primarily accrued interest and amortization of a discount on convertible debentures and notes. Also, during the three month periods ended December 31, 2005 and 2004 we had other income of $332,081 representing writedown of certain indebtedness and $0, respectively.

During the six months ended December 31, 2005, our revenues were $1,977 and we incurred a net loss of $2,215,336, compared to revenue of $3,236 and a net loss of $1,773,803 during the six months ended December 31, 2004. Cost of sales for the six month period ended December 31, 2005 and 2004 were $1,200 and $1,742, respectively. General and administrative expenses for the six months ended December 31, 2005 were $1,740,210, compared to $924,201, for the six months ended December 31, 2004. The increase in expenses of $816,009 for the current six month period were due substantially to the issuance of restricted shares of our common stock in lieu of cash for various advisory consulting services in the aggregate approximate value of $634,000, and increases of approximately $482,092 in marketing expense, investor relations services of approximately $47,700, offset by decreases in salaries of approximately $244,832, decrease in various other operating expenses of approximately $23,859, and a decrease in reimbursed office expenses of approximately 79,092. During the six month period ended December 31, 2005, we issued 46,000,000 shares of common stock for various advisory consulting services pursuant to agreements. On the date of issuance the fair market value of the common stock was $634,000. During the six months ended December 31, 2005 and 2004, we recorded interest expense of $792,044 and $885,369, respectively, representing primarily accrued interest and amortization of a discount on convertible debentures and notes. Also, during the six month periods ended December 31, 2005 and 2004 we had other income of $332,081 representing writedown of certain indebtedness and $34,273 representing a settlement on legal fees, respectively.

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

During the three month period ended December 31, 2005, management successfully obtained additional capital through sales and issuance of original issue discount convertible notes from which we received net proceeds of $1,132,000,000, however, we cannot assure you that the proceeds received from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable. During the next 12 months, if we fail to earn revenues in an amount sufficient to fund our operations we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As at December 31, 2005, current assets included $100,646 in cash, $4,316 in accounts receivable, $2,275 in inventories, $293,209 in prepaid expenses primarily in connection with our convertible note financings and a $177,000 in notes receivable, $100,000 of which is in connection with our December 2005 original issue discount convertible note financing.

Also reflected are net property and equipment of $25,768 and other assets including net deferred financing costs of $119,685, patent and FDA clearance of $358,684, prepaid interest of $100,000 and sundry of $1,488.

Current liabilities in the amount of $1,191,338 include accounts payable and accrued expenses of $898,438. Also included are a lease liability of $156,400 related to assumed pre-merger Moneyzone liabilities and notes payable of $136,500. Convertible debentures and notes payable in the amount of $1,876,446 are net of unamortized debt discount of $1,640,531 relating to our convertible debentures and notes. We had negative working capital in the amount of $629,832 at December 31, 2005.

During the six months ended December 31, 2005, our net cash position decreased by $56,129 from a beginning balance of $156,775 as of June 30, 2005. During the six months ended December 31, 2005, we had a loss from operations before loss from continuing operations of $2,199,396. During the six months ended December 31, 2005 we had $ 8,415 cash flows used in investing activities and net cash flows provided by financing activities were $2,479,516. Also during this period, our operating activities utilized net cash of $2,528,730.

During the six months ended December 31, 2005, our trade accounts payable and accrued expenses decreased by $160,391 from a beginning balance of $976,400 as of June 30, 2005 and our notes payable decreased by $404,799 from a beginning balance of $541,299 as of June 30, 2005 due to our utilization of convertible debenture financing funds and a write down of certain liabilities

The Company does not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

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

SIGNIFICANT EVENTS DURING THE CURRENT THREE-MONTH PERIOD

      CHANGE IN EXECUTIVE OFFICERS AND DIRECTORS

Effective November 21, 2005, Edward W. Withrow,III ("Withrow") resigned as Chief Executive Officer, President and Acting Chief Financial Officer and the consulting agreement to retain the exclusive services of Mr. Withrow as Chief Executive Officer, President and Acting Chief Financial Officer of the Company (the "Executive Consulting Agreement") entered into between the Company and Huntington Chase LLC, a limited liability company in which Withrow is the sole member and the managing member was terminated upon mutual consent of both parties. EffectiveNovember 21, 2005, Withrow also resigned as Director of the Company.

Effective November 21, 2005, our Board of Directors appointed Charles Miseroy as our Chief Executive Officer, President and Acting Chief Financial Officer and Federico Cabo as a Director of our company. There are no understandings or arrangements between Messrs. Miseroy and Cabo and any other person pursuant to which Messrs. Miseroy and Cabo was selected as Chief Executive Officer/President/Acting Chief Financial Officer and Director, respectively. Mr. Cabo presently does not serve on any committee of our Board of Directors. Mr. Cabo may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof. Messrs.
Miseroy and Cabo do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

      THE DECEMBER 23, 2005 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On December 23, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $252,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $132,000, with the balance due in two tranches due $60,000 on January 15, 2006 and $60,000 due February 15, 2006. (see Notes to the Consolidated Financial Statements As of December 31, 2005 - Note 14 - Significant Events).

ITEM 3. CONTROLS AND PROCEDURES.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 23, 2005, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $252,000 principal amount Original Issue Discount Secured Convertible Notes and the Company received a gross amount of $132,000, with the balance due in two tranches due $60,000 on January 15, 2006 and $60,000 due February 15, 2006. The convertible notes are due two years from the date of issuance. The convertible notes are convertible at the option of the holders into shares of the Company's common stock. The conversion price is equal to the lesser of (i) $.07 or (ii) the average of the lowest three (3) intra-day trading prices during the twenty
(20) trading days immediately prior to the conversion date discounted by thirty-five percent (35%). In connection with the issuance of the convertible notes, the noteholders shall receive warrants to purchase shares of the Company's common stock. The warrants purchased by the investors pursuant to the December 23, 2005 Subscription Agreement entitle the investors to purchase 420,000 shares of our common stock at an exercise price equal to $0.07 per share. The warrants expire five years from the date of issuance.

During the three month period ended December 31, 2005, the Company:

      - issued 12,857,338 shares of its common stock in connection with the conversion of $95,172 of convertible debenture debt;

      - issued 7,000,000 shares of its restricted common stock to its Chief Executive Officer in connection with his employment. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as executive compensation;

      - issued 7,000,000 shares of its restricted common stock to its Secretary and Director in connection with a consulting agreement. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as consulting expense;

      - issued 7,000,000 shares of its restricted common stock to a consultant and related party in connection with a consulting agreement. The common stock was valued at approximately $70,000 (based on the fair value on the date of grant) and was recorded by the Company as consulting expense;

      - issued 12,000,000 shares of its restricted common stock to three consultants in connection with their consulting agreements. The common stock was valued, in the aggregate, at approximately $94,000 (based on the fair value on the date of the grants) and was recorded by the Company as consulting expense;

      - issued 10,000,000 restricted shares of its common stock to four separate purchasers in connection with stock purchase agreements valued at $100,000 in the aggregate (or $0.01 per share).

      - issued warrants to purchase 250,000 restricted shares of the Company's common stock at $0.06 per share.

ITEM 3. Defaults Upon Senior Securities.

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


Item 4. Submission of Matters to a Vote of Security Holders.

None


Item 5. Other Information.

None.

Item 6. Exhibits

      (a)   Exhibits

      31.1  Certification  by  Chief  Executive   Officer  and  Chief  Financial
            Officerpursuant to Sarbanes Oxley Section 302

      32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADDISON-DAVIS DIAGNOSTICS, INC.


                                          By: /s/ Charles Miseroy
                                          -------------------------------------
Date: February 21, 2006                   Charles Miseroy, President and Chief
                                          Executive Officer (Principal Executive
                                          Officer) and Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer)