Form 10QSB
period 2006-03-31
ADDISON DAVIS DIAGNOSTICS
filed 2006-05-15
CIK 932127

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                    MARK ONE

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

                                       OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-25022

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as the latest practicable date: The total number of shares of the registrant's Common Stock, par value $.001 per share, outstanding on May 12, 2006 was 1,225,114.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                              Index to Form 10-QSB

                                                                           Page

Part I -- FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Consolidated Balance Sheet at March 31, 2006
                  (Unaudited)                                               F-2

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2006 and 2005 (Unaudited)          F-3

                  Consolidated Statements of Operations for the Nine
                  Months Ended March 31, 2006 and 2005 (Unaudited)          F-3

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended March 31, 2006 and 2005 (Unaudited)          F-4

                  Notes to Consolidated Financial Statements                F-6

          Item 2. Management's Discussion and Analysis
                  or Plan of Operation                                        1

          Item 3. Controls and Procedures                                     4

Part II -- OTHER INFORMATION

          Item 1. Legal Proceedings                                           4

          Item 2. Unregistered Sales of Equity
                  Securities and Use of Proceeds                              4

          Item 3. Defaults Upon Senior Securities                             4

          Item 4. Submission of Matters to a Vote of Securities Holders       4

          Item 5. Other Information                                           4

          Item 6. Exhibits                                                    4

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                March 31, 2006

                                     ASSETS
Current assets:
      Cash                                                       $          654
      Accounts receivable                                                   315
      Other receivable                                                   32,346
      Notes receivable                                                   74,000
      Prepaid expenses                                                  230,511
                                                                 --------------

            Total current assets                                        337,826

Property and equipment, net of accumulated
  depreciation of $20,762                                                24,963
Deferred financing cost, net of accumulated
  amortization of $714,751                                              101,168
Prepaid interest                                                        100,000
Patent and FDA Clearance                                                358,684
Other assets                                                              4,238
                                                                 --------------

                                                                      $ 926,879
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                      $      799,726
      Accrued interest                                                   90,566
      Lease liability                                                   156,400
      Notes payable                                                     131,500
                                                                 --------------

            Total current liabilities                                 1,178,192

Convertible notes payable, net of unamortized debt
  discount of $1,363,607                                              1,995,985
                                                                 --------------
            Total liabilities                                         3,174,177
                                                                 --------------

Stockholders' deficit:
      Common stock, $0.001 par value; 2,000,000,000
        shares authorized; 154,497,648 shares issued and
        outstanding                                                     154,498
      Additional paid-in capital                                     20,476,070
      Accumulated deficit                                           (22,877,866)
                                                                 --------------

            Total stockholders' deficit                              (2,247,298)
                                                                 --------------

                                                                      $ 926,879
                                                                 ==============
See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended            Nine Months Ended
                                 ---------------------------   ---------------------------
                                           March 31,                    March 31,
                                     2006           2005           2006           2005
                                 ------------   ------------   ------------   ------------
Revenue                          $       --           $1,940         $1,977         $5,176

Costs and expenses:
    Cost of sales                        --            1,095          1,200          2,838
    General and administrative        239,132        304,453      1,979,252      1,228,579
                                 ------------   ------------   ------------   ------------
    Loss from operations              239,132        303,608      1,978,475      1,226,241

Other expense:
    Interest expense - net           (385,038)      (374,423)    (1,177,082)    (1,259,792)
    Other income - net                  2,040             --        375,182         34,273
                                 ------------   ------------   ------------   ------------
   Total Other Income (Expense)      (325,998)      (324,423)      (801,900)    (1,225,519)
                                 ------------   ------------   ------------   ------------
   Net loss before loss from     $   (565,130)  $   (678,031)  $ (2,780,375)  $ (2,451,760)
       Discountinued operation   ============   ============   ============   ============

   Loss from discountinued
       operation                           --       (324,676)            --       (742,318)
                                 ------------   ------------   ------------   ------------
   Net Loss                      $   (565,130)  $ (1,002,707)  $ (2,780,375)     3,194,078
                                 ============   ============   ============   ============
Basic and diluted net loss per
  common share                   $      (0.00)  $      (0.25)  $      (0.02)  $      (1.67)
                                 ============   ============   ============   ============

Basic and diluted weighted
  average shares outstanding       75,376,201      4,040,537     43,441,773      1,907,144
                                 ============   ============   ============   ============

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                For The             For The
                                                           Nine Months Ended   Nine Months Ended
                                                             March 31, 2006      March 31, 2005
                                                           -----------------   -----------------
Cash flows from operating activities:
      Net loss                                                   $(2,780,375)        $(3,194,078)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization                              3,157               2,925
            Amortization of debt discount and non-cash
    (236,382)                 --
       Common stock issued for services
       Common stock issued for services                              234,000
              Changes in operating assets and
                liabilities, net of acquired business:
                  Accounts receivable                                 29,173             (26,146)
                  Inventories, net                                     1,525             (42,899)
                  Deferred costs                                      21,787              14,219
                  Customer deposits                                       --               5,398
                  Prepaid expenses                                  (101,717)              1,402
                  Other assets                                           745                  --
                  Legal fees                                        (210,093)
      Accounts payable and accrued expenses                         (122,973)            292,003
                                                           -----------------   -----------------

      Net cash used in operating activities                       (2,952,550)         (3,157,269)
                                                           -----------------   -----------------

Cash flows from investing activities:
      Cash paid for acquisition                                       (7,610)             (1,000)
                                                           -----------------   -----------------

      Net cash (used in) provided by investing activities             (7,610)             (1,000)
                                                           -----------------   -----------------

Cash flows from financing activities:
      Change in common stock                                         146,146           1,926,029
      Change in paid in capital                                    2,095,882                  --
      Change in Convertible debentures                               776,656             990,324
      Change in notes payable                                       (202,750)            104,341
      Change in notes to related parties                            (207,049)           (170,275)
      Change in notes receivable                                    (106,346)
      Change in security deposit                                          --                 100

         Proceeds from escrowed funds                                300,000                  --
                                                           -----------------   -----------------

      Net cash provided by financing activities                    2,802,539           2,850,519
                                                           -----------------   -----------------

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                                   (UNAUDITED)



                                           For The             For The
                                      Nine Months Ended   Nine Months Ended
                                        March 31, 2006      March 31, 2005
                                      -----------------   -----------------
Net increase (decrease)in cash                 (157,621)           (307,750)

Cash, beginning of year                         158,275             310,520
                                      -----------------   -----------------

Cash, end of period                                 654              $2,770
                                      =================   =================
Supplemental disclosure of cash
  flow information:

      Cash paid during the year for:
            Interest                  $              --            $524,381
                                      =================   =================
            Income taxes              $              --   $              --
                                      =================   =================

See accompanying notes to consolidated financial statements

                         ADDISON-DAVIS DIAGNOSTICS, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $2,817,226 and $7,161,005, respectively, with only $5,176 and $192,109 of revenue, respectively, during the years ended June 30, 2005 and 2004. Also, the Company incurred net losses of $565,130 and $374,423, respectively, with only $0 and $1,940 of revenue, respectively, during the three month periods ended March 31, 2006 and 2005 and net losses of $2,780,375 and $3,194,078, respectively, with only $1,977 and $5,176 of revenue, respectively, during the nine month periods ended March 31, 2006 and 2005. The Company also had an accumulated deficit of $22,877,866 and negative working capital of $840,366, with $654 in cash at March 31, 2006. Management recognizes that the Company must obtain additional funding for the eventual achievement of sustained profitable operations. The Company's success is dependent upon numerous items, including the successful development of effective marketing strategies to customers of current and new products in a competitive market coupled with faster service and a variety of options. In April 2005, the Company rescinded its license to market the Target System diagnostic products and was assigned all rights, title and interest in the patent-pending Drug Stop product, together with all approvals issued by the F.D.A. In November 2005, the Company granted an exclusive worldwide License to brand develop, manage, provide sales strategy, manufacture and to sell and distribute its Drug Stop product for over-the-counter (OTC) sales, and as consideration the Company shall receive a royalty equal to Seven and One Half Percent (7.5%) of the gross revenues derived from sales of the Drug Stop product sold over-the-counter "OTC" in stores, calling centers, Internet or other over-the-counter means. The Company has also entered into sales representative and distribution agreements for institutional sales of Drug Stop and to sell and distribute Drug Stop to Federal agencies nationwide.

Management believes that ownership, sales and marketing of the Drug Stop product will have a significant effect on future profitability. During the three month period ended December 31, 2005, management successfully obtained capital through the sale and issuance of original issue discount convertible notes, from which the Company received gross proceeds of approximately $210,000, and anticipates an additional sale and issuance of original issue discount notes in the approximate gross amount of $360,000 during the months of April 2006 and May 2006. However, no assurance can be given that the convertible debt financing will provide sufficient cash to satisfy the Company's need for additional capital or that other debt or equity financing will be available to the Company on satisfactory terms. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

NOTE 3 - DESCRIPTION OF BUSINESS

The Company operates through its parent company and one subsidiary:

1. Addison-Davis Diagnostics, Inc. (the parent Company)
2. Nico International,Inc.(inactive)

NOTE 4 - PREPAID INTEREST

The Company has prepaid interest of $330,511, primarily in connection with the issuance of convertible debt in May 2004, August 2004, June 2005, September 2005 and December 2005. The Company has recorded such amount as prepaid expenses for the current portion and prepaid interest for the long term portion and is amortizing such amounts to interest expense over the life of the debt.

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 5 - ONE TO 175 REVERSE STOCK SPLIT

On April 17, 2006, the Company effected a one to 175 reverse split of its common stock. References to shares of the Company's common stock in these financial statements and this Form 10-QSB are based on pre-split shares and do not reflect the reverse split.

NOTE 6 - LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares as of March 31, 2006 and 2005, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive.

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

NOTE 8 - NOTES PAYABLE

On June 15, 2004, the Company executed a Promissory Note Secured By Security Agreement (the "Reder Note") in the amount of $220,750 payable to Steven H. Reder ("Reder"), the former President of the Company. The Reder Note was executed for payment of accrued and unpaid compensation. The Reder Note bears interest at the rate of 6% per annum and is payable interest only commencing July 15, 2004 and continuing until December 31, 2004, when the principal and any accrued interest shall be due and payable. To secure the performance of its obligation pursuant to the Reder Note, the Company has granted a security interest in the Company's equipment, accounts receivables, inventory and fixed assets. On January 5, 2005, Reder filed a lawsuit against the Company alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note (see Note 9 - Litigation). As at December 31, 2005, legal counsel for the Company advises that, based on events during the litigation process, in their opinion the maximum payment to Reder with regard to this action will not exceed $30,000. Accordingly, the financial statements as of March 31, 2006 and for the nine month period ended March 31, 2006 reflect a liability to Reder in the aggregate amount of $30,000 on the balance sheet and other income in the amount of $291,116.31 on the statement of operations, respectively.

On December 31, 2004, the Company executed and delivered an Original Issue Discount Promissory Note in the total principal amount of $66,500 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at March 31, 2006, the principal balance due on this note was $66,500.

On February 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at March 31, 2006, the principal balance due on this note was $25,000.

On March 3, 2005, the Company executed and delivered a Promissory Note in the amount of $25,000 payable to Robert G. Pautsch. The principal balance and all accrued interest is payable on demand. As at March 31, 2006, the principal balance due on this note was $25,000.

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE-CONTINUED

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

NOTE 10 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the three month period ended March 31, 2006, the Company:

issued 53,193,244 shares of its common stock in connection with the conversion of $157,385 of convertible note and debenture debt;

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

On June 10, 2004, Impact Displays Inc. filed a complaint against us demanding payment of $146,830 representing the balance due on a $346,830 invoice, against which we paid $200,000, for shelving to display our NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, we alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had an illegal tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of our product. In an effort to deter the cost of further legal action, the Company is negotiating to settle the matter.

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. Mr. Reder claims that on June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004. We have successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously. This matter is set for trial in September 2006.

On August 4, 2005, Bristol Investment Fund, Ltd. filed a summons with notice to appear against us for breach of contract. The relief sought is liquidated and compensatory damages. The outstanding principal balance due on the note is $60,086 plus accrued interest and penalties. The Company has retained counsel to respond to the Summons and effective May 8, 2006 the Company has settled the matter with a Stipulation of Settlement and Limited Mutual Release (see Note
12).

We are, from time to time, involved in various other legal and related proceedings which arise in the ordinary course of operating our business. In the opinion of management, the amount of ultimate liability, if any, with respect to these other actions will not materially affect the consolidated financial position or results of operations of the Company.

NOTE 12 - SUBSEQUENT EVENTS

THE APRIL 2006 ORIGINAL ISSUE DISCOUNT SECURED CONVERTIBLE NOTES

On April 11, 2006, the Company entered into a Subscription Agreement with several accredited institutional investors for the issuance of an aggregate of $360,000 principal amount Original Issue Discount Secured Convertible Notes (the "Convertible Notes") and the Company received a gross amount of $200,000 in April 2006 and $100,000 in May 2006. The convertible notes are due two years from the date of

                         ADDISON-DAVIS DIAGNOSTICS, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2006 (CONTINUED)

NOTE 12 - SUBSEQUENT EVENTS-CONTINUED

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

The number of shares of common stock issuable upon conversion of the convertible notes is determined by dividing that portion of the principal of the convertible notes to be converted by the conversion price. For example, assuming conversion of $360,000 of convertible notes on April 15, 2006, at a conversion price of $0.002 per share, the number of shares issuable, ignoring the 4.9% limitation discussed above, upon conversion would be: $360,000/ $0.002 = 72,000,000 shares

The conversion price of the convertible notes are subject to equitable adjustments if the Company distributes a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholders' ownership. Also, the convertible notes fixed conversion price gets lowered in the event the Company issues shares of the Company's common stock or any rights, options, warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTCBB. The fixed conversion price gets lowered upon such issuance to the amount of the consideration per share received by the Company.

The convertible notes are secured by a security agreement and an intellectual property security agreement under which the Company pledged substantially all of its assets, including goods, fixtures, equipment, inventory, contract rights, receivables and intellectual property.

      DESCRIPTION OF WARRANTS

The warrants purchased by the investors pursuant to the April 11, 2006 Subscription Agreement entitle the investors to purchase 600,000 shares of our common stock at an exercise price equal to $0.07 per share. The warrants expire five years from the date of issuance. The warrants are subject to exercise price adjustments upon the occurrence of certain events including stock dividends, stock splits, mergers, reclassifications of stock or the Company's recapitalization. The exercise price of the warrants is also subject to reduction if the Company issues shares of our common stock on any rights, options or warrants to purchase shares of the Company's common stock at a price less than the market price of the Company's shares as quoted on the OTC Bulletin Board.

      REGISTRATION RIGHTS

If the Company at any time propose to register any of its securities under the 1933 Act for sale to the public, the Company is obligated to include 100% of the shares of its common stock issuable upon conversion of the promissory notes and 100% of the shares of its common stock issuable upon exercise of the Class A warrants in such registration statement.

ISSUANCES OF REGISTERED COMMON STOCK SUBSEQUENT TO MARCH 31, 2006

During the month April 2006, the Company issued 10,978,233 and 169,433 of its pre-1 to 175 and post-1 to 175 reverse split shares of its common stock, respectively, in connection with the conversion of $60,567 of convertible note and debenture.

During the month April 2006, the Company issued 110,103 post-1 to 175 reverse split shares of its common stock to four non-employees in connection with services rendered to the Company. The common stock was valued, in the aggregate, at approximately $30,829 (based on the fair value on the date of the issuances).

SETTLEMENT OF BRISTOL INVESTMENT FUND, LTD. MATTER

On August 4, 2005, Bristol Investment Fund, Ltd. filed a summons with notice to appear against us for breach of contract. The relief sought was liquidated and compensatory damages. The outstanding principal balance due on the note is $60,086 plus accrued interest and penalties. The Company had retained counsel to respond to the Summons and on May 8, 2006 the Company settled the matter by agreeing to convert a total of $70,086 of debt, including principal, interest and penalties, into shares of the Company's common stock at the rate of $10,000 per week at the conversion price pursuant to the terms of the original note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2006, and the unaudited consolidated statements of operations and cash flows for the three months and nine months ended March 31, 2006and 2005, and the related notes thereto.

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

We also believe that it is in our company's and our shareholder's best interests to license the Drug Stop product for sale and distribution to the over-the-counter market because we cannot afford the financial burden of ongoing costs associated with the branding, manufacture, marketing, sale and distribution of such product to the over-the-counter market, which we believe could be a major market.

Therefore, in November 2005, we granted an exclusive worldwide License of Intellectual Property ("License") to brand develop, manage, provide sales strategy, manufacture and to sell and distribute our Drug Stop drug-test product for over-the -counter (OTC) sales. The License shall remain in full force and effect for a period of 5 years and shall automatically be extended for an additional 5 year period so long as neither party causes a termination of the License pursuant to its terms. As consideration for granting the License, we shall receive a royalty equal to 7.5% of the gross revenues derived from sales of the Drug Stop product sold over-the-counter in stores, calling centers, Internet or other over-the-counter means during the term of the License.

In order to contain overhead and eliminate certain distribution costs, we have entered into sales representative and distribution agreements for institutional sales of Drug Stop and to sell and distribute Drug Stop to Federal agencies nationwide.

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

As reported in the Notes To Consolidated Financial Statements As of March 31, 2006, the Company has incurred losses from operations that raised doubt about our ability to continue as a going concern.

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

As reported on our March 31, 2006 financial statements, we have incurred losses from operations and we have not generated significant net sales revenue.

Although during the three month period ended March 31, 2006, management successfully arranged additional capital through sales and issuance of original issue discount convertible notes from which we will receive gross proceeds of $300,000 in April and May of 2006 (see Note 12 in Notes to the Consolidated Financial Statements as at March 31, 2006), no assurance can be given that the convertible note funding will generate sufficient cash to satisfy our need for additional capital or that other debt or equity financing will be available to us on satisfactory terms.

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

REVENUE RECOGNITION. We recognize revenue at the time of shipment of our products to customers. We are still in our initial stages of selling our new product line to customers or distributors

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND
2005

During the three months ended March 31, 2006, our revenues were $0 and we incurred a net loss of $565,130, compared to revenue of $1,940 and a net loss of $678,031 during the three months ended March 31, 2005. Cost of sales for the three-month period ended March 31, 2006 and 2005 were $0 and $1,095, respectively. General and administrative expenses for the three months ended March 31, 2006 were $239,131, compared to $304,453, for the three months ended March 31, 2005. The decrease in expenses of $65,322 for the current three month period were due substantially to a decrease in salaries of approximately 82,459, a decrease in rent expense of approximately $8,986, a decrease in consulting fees of approximately $3,822, offset by an increase in insurance expense of approximately $3,824, an increase in various other expenses of approximately $4,437 and decrease in reimbursed office expenses of approximately 21,684. During the three months ended March 31, 2006 and 2005, we recorded interest expense of $385,038 and $374,423, respectively, representing primarily accrued interest and amortization of a discount on convertible debentures and notes. Also, during the three-month periods ended March 31, 2006 and 2005 we had other income of $70,448, representing primarily write down of certain indebtedness, and $0, respectively.

During the nine months ended March 31, 2006, our revenues were $1,977 and we incurred a net loss of $2,780,376, compared to revenue of $5,176 and a net loss of $2,451,835 during the nine months ended March 31, 2005. Cost of sales for the nine-month period ended March 31, 2006 and 2005 were $1,200 and $2,838, respectively. General and administrative expenses for the nine months ended March 31, 2006 were $1,979,252, compared to $1,228,579, for the nine months ended March 31, 2005. The increase in expenses of $750,673 for the current nine month period were due substantially to the issuance of restricted shares of our common stock in lieu of cash for various employee compensation and advisory consulting services in the aggregate approximate value of $658,091, and increases of approximately $436,197 in marketing expense, investor relations services, increase in various other operating expenses of approximately $24,384, offset by decreases in salaries of approximately $405,083, decrease in rent expense of approximately $26,374, decrease in professional fees of approximately $46,218 and a decrease in reimbursed office expenses of approximately $109,776. During the nine month period ended March 31, 2006, we issued 46,000,000 and 7,000,000 shares of common stock for various advisory consulting services pursuant to agreements and executive compensation, respectively. On the date of issuance the fair market value of the common stock was $704,000. During the nine months ended March 31, 2006 and 2005, we recorded interest expense of $1,177,082 and $1,259,792, respectively, representing primarily accrued interest and amortization of a discount on convertible debentures and notes. Also, during the nine-month period ended March 31, 2006 we had other income of $375,182 representing primarily writedown of certain indebtedness.

We have made changes in our management team and are focused on (i) selling and marketing our Drug Stop product to the institutional market; (ii) selling and marketing our Drug Stop product to Federal agencies; (iii) giving support to our Licensee in efforts to sell and market Drug Stop in the over-the-counter market; and (iv) taking the appropriate steps to contain our general business overhead. Although we believe that we are making progress, our revenues are nil. We will require additional funding for sales and marketing, general business overhead and the continuing research and development of additional products. There can be no assurance that our operations will be profitable or that we will be able to obtain financing when we need it or, if we obtain financing, that such financing will have terms satisfactory to us. Our Drug Stop product is governed by the Federal Food, Drug and Cosmetics Act and by the regulations of various state and foreign governmental agencies. There can be no assurance that we will maintain or obtain the appropriate regulatory approvals required to market this and future products.

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

Although during the three month period ended March 31, 2006, management successfully arranged additional capital through sales and issuance of original issue discount convertible notes from which we will receive gross proceeds of $300,000 in April and May of 2006 (see Note 12 in Notes to the Consolidated Financial Statements as at March 31, 2006), we cannot assure you that the proceeds anticipated from the sale and issuance of convertible notes will provide all the additional capital necessary for us to become profitable. During the next 6 months, if we fail to earn revenues in an amount sufficient to fund our operations we will have to raise capital through an additional offering of our securities or from additional loans. We cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to maintain our operations.

As at March 31, 2006, current assets included $654 in cash, $315 in accounts receivable, $32,346 in other receivables, $230,511 in prepaid expenses primarily in connection with our convertible note financings and $74,000 in notes receivable.

Also reflected are net property and equipment of $24,963 and other assets including net deferred financing costs of $101,168, patent and FDA clearance of $358,684, prepaid interest of $100,000 and sundry of $4,238.

Current liabilities in the amount of $1,178,192 include accounts payable and accrued expenses of $890,292. Also included are a lease liability of $156,400 related to pre-merger Moneyzone assumed liabilities and notes payable of $131,500. Convertible debentures and notes payable in the amount of $1,995,9856 are net of unamortized debt discount of $1,363,607 relating to our convertible debentures and notes. We had negative working capital in the amount of $840,366 at March 31, 2006.

During the nine months ended March 31, 2006, our net cash position decreased by $157,621 from a beginning balance of $158,275 as of June 30, 2005. During the nine months ended March 31, 2006, we had a loss from operations of $2,780,375. During the nine months ended March 31, 2006 we had $7,610 cash flows used in investing activities and net cash flows provided by financing activities were $2,802,539. Also during this period, our operating activities utilized net cash of $2,952,550.

During the nine months ended March 31, 2006, our trade accounts payable and accrued expenses decreased by $86,108 from a beginning balance of $976,400 as of June 30, 2005 and our notes payable decreased by $404,799 from a beginning balance of $409,799 as of June 30, 2005 due to our utilization of convertible debenture financing funds and a write down of certain liabilities

The Company does not currently have any material commitments for capital expenditures in the short term other than those expenditures incurred in the ordinary course of business.

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

On June 10, 2004, Impact Displays Inc. filed a complaint against us demanding payment of $146,830 representing the balance due on a $346,830 invoice, against which we paid $200,000, for shelving to display our NICOWater(TM) product in Rite Aid Pharmacy stores. In its answer to the complaint, we alleged that (1) the goods sold were at the special request of third-parties (ie Rite Aid and Impact Displays) and that either of those third parties still have possession of the goods; (2) that the plaintiff overcharged for the goods; and (3) that plaintiff, in violation of state and federal law, had an illegal tying arrangement with Rite Aid wherein only the shelving manufactured by plaintiff could be used for the display of our product. In an effort to deter the cost of further legal action, the Company is negotiating to settle the matter.

On January 5, 2005, Steven H. Reder ("Reder"), a former officer and director of the Company, filed a lawsuit against us alleging breach of his employment agreement, wrongful discharge, libel and breach of promissory note. Mr. Reder claims that on June 15, 2004 we issued a note to Mr. Reder in the amount of $220,750, which reflected the sums due to Mr. Reder for unpaid compensation due by us as of June 15, 2004. We have successfully demurred to a cause of action for libel, which has been omitted from Reder's First Amended Complaint. We have made no payments to Mr. Reder on this note. Management views this lawsuit as lacking in merit and is defending the same vigorously. This matter is set for trial in September 2006.

On August 4, 2005, Bristol Investment Fund, Ltd. filed a summons with notice to appear against us for breach of contract. The relief sought was liquidated and compensatory damages. The outstanding principal balance due on the note is $60,086 plus accrued interest and penalties. The Company had retained counsel to respond to the Summons and on May 8, 2006 the Company settled the matter by agreeing to convert a total of $70,086 of debt, including principal, interest and penalties, into shares of the Company's common stock at the rate of $10,000 per week at the conversion price pursuant to the terms of the original note.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 23, 2005 a majority of the stockholders of the Company authorized an amendment to the Company's certificate of incorporation to effect a one for 175 reverse split of its common stock. On April 19, 2006, we filed the amendment to our articles of incorporation with the Secretary of State of Nevada. On April 17, 2006, the Company effectuated the reverse stock split.

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

                              ADDISON-DAVIS DIAGNOSTICS, INC.


                              By: /s/ Charles Miseroy
                                  ----------------------------------------------

Date: May 15, 2006            Charles Miseroy, President and Chief Executive
                              Officer (Principal Executive Officer) and Chief
                              Financial Officer (Principal Accounting and
                              Financial Officer)